Form 10-K
period 2012-05-31
ATVROCKN
filed 2012-10-15
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54739

ATVROCKN

(Exact name of registrant as specified in its charter)

_________________

Nevada	27-4594495
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1813 Winners Cup Dr., Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

(702) 334-4008
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer	o
Non-accelerated filer ☐	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: Not applicable, as all common shares are owned by an affiliate.

There were 66,000,000 shares of Common Stock issued and outstanding as of October 11, 2012.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• inability to raise additional financing for working capital;

• inability to identify new customers;

• deterioration in general or regional economic, market and political conditions;

• the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

• changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

• inability to efficiently manage our operations;

• inability to achieve future operating results;

• our ability to recruit and hire key employees;

• the inability of management to effectively implement our strategies and business plans; and

• the other risks and uncertainties detailed in this report.

In this form 10-K references to "ATVRockN", "the Company", "we," "us," and "our" refer to ATVRockN.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at ATVRockN, 1813 Winners Cup Dr., Las Vegas, NV 89117.

PART I

ITEM 1. BUSINESS

History and Organization

We were incorporated on December 27, 2010 as ATVROCKN, as a Nevada corporation. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. (See “Implications of Being an ‘Emerging Growth Company’ ” below in this Section. We market a "housing molding" product to place audio equipment and lighting on 4-wheel drive vehicles such as All Terrain Vehicles (“ATV”) and Utility Terrain Vehicles (“UTV”). We do not manufacturer any units, we utilize the services of a contract manufacturer to make the unit for us. We have no material agreement with our contract manufacturer other than we pay them to produce product for us based on our needs.

Implications of Being an “Emerging Growth Company

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

·	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

·	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis);

·	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

·	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

·	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;
5
·	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

·	are exempt from any PCAOB rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of these reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Furthermore, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we (1) have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter; or (2) for so long as we have a public float of zero, have annual revenues of less than $50 million during our most recently completed fiscal year.

Investors should be aware that we will be subject to the "Penny Stock" rules adopted by the Securities and Exchange Commission, which regulate broker-dealer practices in connection with transactions in Penny Stocks. These regulations may have the effect of reducing the level of trading activity, if any, in the secondary market for our stock, and investors in our common stock may find it difficult to sell their shares. Please see the disclosures under "Penny Stock Regulations" on Page 23 of this Prospectus for more information.

Business of Issuer

We market a "housing molding" product to place audio equipment and lighting on 4-wheel drive vehicles such as All Terrain Vehicles (“ATV”) and Utility Terrain Vehicles (“UTV”). Activities to date have included the development of a business plan we designed our first audio/lighting housing system, with the help of a contract manufacturer we produced one hundred housing systems for sale, identified product wholesaler distributors as potential customers, and sold product.

We are currently marketing our sound and lighting housing system through wholesale distributors, who supply audio/lighting equipment to retail audio system outlets. Our sole officer is in the process of contacting the major wholesaler distributors to enlist their support to promote our product to their retail customers. We have attended one trade show to promote our product to retail audio dealers. Management plans to market is product through attending trade shows. Based on the number of trade shows to be attended and the size of the Company’s booth, management does not expect to spend more than $4,000 in trade show fees during the next twelve months. Management believes its needs to expand it one product line and offer an ATV roof mounted housing unit. Management has already completed the design process and specifications for this unit. This next step is to make a mold where the product can be mass produced. The cost of making this mold is approximately $15,000. The Company would need to spend another $10,000 to build inventory and market the product. At this time, we do not have any financing in place nor any financing arrangement available to us to proceed with this product extension. In order to add this product extension to our one product line, we would need to seek outside funding, which may or may not be available to us.

Overview

We are a start-up company focused on selling plastic polymer housing units to place audio equipment and lighting on 4-wheeler ATV’s and UTV’s. We consider ourselves an after-market supplier for the ATV and UTV market. When ATV’s and UTV’s are originally built, they do not include any audio, radio and lighting systems. If the owner of these vehicles desires to add audio or lighting to these vehicles, they need to do so after they purchase these vehicles.

The Company is currently marketing a black generic plastic housing audio/lighting housing unit to the ATV’s aftermarket. This housing unit is designed for an audio dealer to install a CD player, radio speakers and/or headlights on the ATV. It can house two speakers which are 5 1/4 inches to eight inches in diameter. This unit can house any CD player/radio on the market. Management believes, this plastic housing product makes it easier for installers to mount audio and lighting on these vehicles in the aftermarket.

Photo of view facing the driver:

Photo of view facing front of vehicle:

ATV Market Size

The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by farming/ranching, hunting/fishing, hauling/towing, transportation, and commercial use. From 1970 to 1986, the number of ATVs sold in the United States continued to grow until reaching an initial peak of 535,000 units in 1986. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 147,000 units. From 1991 to 2004, sales of ATVs grew to 814,000 units; however, ATV sales have declined each year since, primarily driven by overall weak economic conditions and the shift to side-by-side vehicles. Industry-wide sales were 257,000 units in the United States and 56,000 units in Canada in calendar 2010. In addition to the U.S. and Canada, ATVs are also sold in numerous international markets including Europe, Russia, Australia, and Latin America. Major competitors in the industry include Yamaha, BRP, Polaris, Honda Motor Co., Ltd., Kawasaki Motors Corp. and Suzuki Motor Corporation. In addition to these companies, multiple other companies, including numerous Chinese and Taiwanese manufacturers also sell ATVs.

Stock-and-Ship Fulfillment

Our stock-and-ship fulfillment of products are sourced primarily from a contract manufacturer located in California and are stored in a distribution center in California. Bamberger Polymers is the supplier. Our product is received into a bonded warehouse center where they are entered into an inventory management systems, allowing us to closely monitor inventory availability. Our contract distribution center drop-ships, and bill our product for us.

Marketing Strategy

Management is currently marketing its sound and lighting housing system through 12-volt distributors. A 12-volt distributor is a wholesale distributor that purchases audio/lighting products from manufacturers at a discounted price and resells the products at a regular manufacturing price to 12-volt retail stores that install audio/lighting equipment in automobiles and 4-wheel All Terrain vehicles. The term 12-volt comes from the standard voltage of a car battery that powers the electrical system of a vehicle. In the U.S., there are approximately 12 large 12-volt distributors that supply the majority of retail audio system outlets.

Management believes it can enlist the support of the wholesale distributors to help the company market its product. Generally, wholesale distributors have their own sales force that sell the wholesalers products to retail store. The Company is currently conducting an offering (S-1 Registration) of its common stock. With some of the proceeds from this offering, the company plans to print sales brochures for the wholesale distributors sales force to distribute these brochures to their retail customers. The sales material will be used by the wholesaler sales representatives to present the product to retail establishments. Management believes this will help brand awareness and build revenues. As stated, there are approximately twelve (12) large distributors that supply the majority of retail audio system outlets. It is management’s goal to enlist the support of this program with 5 large distributors in the next twelve months.

Management plans to market its product primarily to 12-volt distributors. Once a market is established with the 12-volt distribution, our marketing efforts can proceed directly to Polaris, Yamaha and Kawasaki dealerships. The dealers can add the part into the vehicle, whereby the price of the Unit will be included in the final price of the vehicle. There are no assurances that this marketing plan may be accepted by Polaris, Yamaha and Kawasaki dealerships.

At this time, the Company does not plan to sell its product through its website, because the management wants to establish its dealer base. Further, management wants to develop its own client dealer base, without selling its product over the internet, where it would compete or possible damage its potential customer dealer base.

Pricing of Product

Management plans to enter into fixed price arrangements with audio wholesale distributors. The price per Unit to the distributor will be $200.00. Management based the price of the unit on industry standards and reasonable estimates of price mark-ups from the wholesaler, to the retailer, to the final customer. Management expects the distributor will sell the Unit to stereo car stores for $250.00, and the stereo car stores will retail the Unit from $349-$399 plus the cost of adding a stereo system, radio and CD lighting. We recently produced inventory of one hundred units, our cost to produce these units was $230 per unit. It cost us approximately $2,966 to produce and ship our first 25 units in October, 2011. We expect our costs to decrease once the product is produced in volume lots. In order to obtain initial distribution and interest for the product, we sold twenty-five units, in October, 2011 at a nominal loss. Since we are still in our development stage, it is difficult to ascertain an exact price of cost per unit at this time.

Competition

Our industry is competitive, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer aftermarket parts to either the do-it-yourself (“DIY”) or do-it-for-me (“DIFM”) customer segments. We believe that all of our competitors are larger, have stronger brand recognition and have access to greater financial, technical and marketing resources and have been operating longer than we have.

Sources and Availability of Raw Materials

We plan to purchase our plastic housing modeling from contract manufacturers. The source of our raw materials comes from Bamberger Polymers.

Dependence on Major Customers

The Company has shipped its first order to a distributor in Texas, resulting in revenues of $11,165. Cost of goods sold represented $8,854 of this revenue, leaving a gross profit of $2,311.

Patents, Trademarks and Licenses

We do not have any trademarks, patents, or other intellectual property.

Based on the nature of our business, we do not expect to file any trademarks or patents.

Need for Government Approval

With the exception of a business license, we are not required to apply for or have any government approval for our services.

In the future we may be subject to additional laws, regulations, policies, approvals and the like of federal, state, local, municipal, and other bodies.

Employees

ATVRockN currently has one employee, its CEO. ATVRockN plans to utilize independent contractors on a part-time/as needed basis to assist in its development activities, marketing, and financial and accounting support.

RISK FACTORS

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

1. WE HAVE NO OPERATING HISTORY AND LIMITED HISTORICAL FINANCIAL INFORMATION UPON WHICH YOU MAY EVALUATE OUR PERFORMANCE.

We have no operating history and we are subject to all risks inherent in a developing business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with selling audio housing systems and the competitive environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of research. We may not be able to successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our preferred and common stock to the point that the investors may lose their entire investment. Even if we accomplish these objectives, we may not be able to generate positive cash flows or profits that we anticipate in the future.

2. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Annual Report for the year ended May 31, 2012 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended May 31, 2012. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditor's have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for May 31, 2012. For the period from inception (December 27, 2010) through the year end for May 31, 2012, we experienced an operating net loss of $(49,343) and when we include the beneficial conversion feature of our Series A Convertible Preferred stock our net loss applicable to common shareholder was $(166,979). Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we run out of cash reserves, we would be forced to cease operations.

4. We have an outstanding promissory note in the principAL amount of $25,000 which provides the holder a security interest in a specialized tooling mold.

We entered into a promissory note with Mr. Dan Berger, an individual, for $25,000 with total interest payments of $5,000 per year. The loan consists of $25,000 principal payment in addition to interest payments, with a final maturity date of May 23, 2013. As further security interest, Mr. Berger received 25,000 Convertible and Callable Series B Preferred Shares in the Company that have liquidation and first position ownership rights on any assets owned by the corporation. The loan will accrue interest only of $1,250 per quarter until the note is paid-in-full. This promissory note is secured with a specialized tooling mold that is used to make our primary housing product. At any time prior to May 23, 2013, the Company could buy back the 25,000 Series B preferred shares and security interest in the tooling mold for $25,000 plus the balance of unpaid interest. We need to generate sufficient revenues or find other financing to pay off this note by May 23, 2013. If we fail to pay-off this Promissory Note by the maturity date of May 23, 2013 with Mr. Berger, we are subject to a one-time penalty payment of $5,000, plus any unpaid interest and we would lose our specialized tooling mold and be unable to produce products. Failure to pay-off the promissory note by the final maturity date of May 23, 2013, could result in a repossession of our tooling mold by Dan Berger. Without this tooling mold, we would be unable to produce our sole housing product. Without products for sale, we would need to cease operations, which could result in a total loss of your investment.

5. We have an outstanding LOAN FROM OUR SOLE OFFICER/DIRECTOR, a related party, THAT CAN BE CALLED UPON DEMAND AT ANY TIME WHICH COULD DEVASTATE THE FINANCIAL STATUS OF THE COMPANY.

Chad Guidry, the sole officer/director of the Company has the right to demand payment of his related party loan(s) to the Company at any time. As of February 29, 2012, Mr. Guidry loaned $18,600 to the Company for working capital. This loan is unsecured, payable on demand and bears no interest. As of May 31, 2012, $11,387 of this loan was paid back to the director, leaving a balance due of $7,563. If in the future, Mr. Guidry demands payment for the funds he loaned the Company, based on the limited cash reserves of the Company, the Company may cease to exist and an investor could lose everything they invested into ATVRockN.

COMPANY RISK FACTORS

6. Our business relies on third parties, whose success we cannot predict.

As a marketer of a housing molding for All Terrain Vehicles, our business model depends on the ability of third parties in our industry to market products that include or are compatible with our housing unit and then to sell this housing product to audio equipment/ stores that install audio equipment. Our ability to generate revenue depends significantly on the commercial success of our customers. Failure of these third parties to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could have a material adverse effect on our business, financial condition and results of operations.

7. We will depend on third-party delivery services to deliver our product to our future customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could harm our reputation and adversely affect our business and financial condition.

We will rely on third parties for the shipment of our product and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time-to-time, and may continue to increase, which could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and resulting in reduced gross margins. In addition, if our relationships with these third parties are terminated or impaired, or if these third parties are unable to deliver products for us, whether due to labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. Changing carriers could have a negative effect on our business and operating results due to reduced visibility of order status and package tracking and delays in order processing and product delivery, and we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all.

8. Purchases of Company products are discretionary spending and general economic conditions significantly affect the Company’s results of operations.

Purchases of our products are generally viewed as discretionary spending by consumers. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income or spending can reduce our sales and adversely affect our financial results. For example, from 1991 to 2004, sales of ATVs grew to 814,000 units; however, ATV sales have declined each year since, primarily driven by overall weak economic conditions and the shift to side-by-side vehicles. Since we sell a product intended for the ATV aftermarket, as the ATV market declines, there is less demand for our product. The impact of weak consumer credit markets, corporate restructurings, layoffs, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation all can negatively affect our operating results.

9. THERE MAY BE A POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement our business plan, management recognizes that additional staff will be required. No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms. We do not plan to hire any additional employees until our cash flows can justify the expense.

10. We are dependent upon our relationship with our contract manufacture supplier to produce our only product.

We acquire our sole product from a contract manufacturer in the United States. This supplier represents the source of our plastic molding product. We do not have any long-term contracts or exclusive agreements with our supplier that would ensure our ability to acquire our product at acceptable prices and in a timely manner. In addition, our ability to acquire a product from our supplier in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our supplier and which are beyond our control. For example, financial or operational difficulties that our supplier may face could result in an increase in the cost of the products we purchase from them. In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with our supplier, result in product shortages and/or lead to less competition and, consequently, higher prices.

11. If commodity prices such as plastic continue to increase, our margins may shrink.

If the price of plastic moldings increase or the cost to product a plastic molding, and such increases will negatively impact our margins, as we are generally unable to pass all of these costs directly to consumers. Increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and as they increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.

12. If our fulfillment operations are interrupted for any significant period of time or are not sufficient to accommodate increased demand, our sales would decline and our reputation could be harmed.

Our success depends on our ability for our suppliers to fulfill orders and to promptly deliver our products to distributors and audio equipment stores. We expect the orders for our audio housing product will be filled from our inventory in our supplier’s distribution centers, where all our inventory management, packaging, labeling and product return processes are performed. Our third party fulfillment center is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not presently have a formal disaster recovery plan in the event operations at our fulfillment center are interrupted. Any interruptions in our fulfillment operations for any significant period of time, including interruptions resulting from the expansion of our existing facilities or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations and alternate arrangements may increase the cost of fulfillment.

13. We face intense competition and operate in an industry with limited barriers to entry, and most all of our competitors may have greater resources than us.

Our industry is competitive, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer aftermarket audio/lighting molding parts similar to our product. Barriers to entry are low, and current and new competitors can offer a similar product that we offer at a relatively low cost. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. In addition, some of our competitors have used and may continue to use aggressive pricing tactics and devote substantially more financial resources to website and system development than we do. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide. Increased competition may result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. Increased competition from any supplier capable of maintaining high sales volumes and acquiring products at lower prices than us could significantly reduce our market share and adversely impact our financial results.

14. If we fail to offer a broad selection of products at competitive prices to meet our customers’ demands, our revenue could decline.

In order to expand our business, we must successfully offer, products that meet the needs of our future customers. Currently, we have only developed one product that we are offering for sale. Management believes to be successful, any new product offerings must be broad and deep in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers. We cannot predict with certainty that we will be successful in offering products that meet all of these requirements. If our product offerings fail to satisfy our customers’ requirements or respond to changes in customer preferences, this would have an adverse effect on any future results for our Company.

15. A DECLINE IN TERRAIN VEHICLE SALES COULD ADVERSELY AFFECT OUR FUTURE REVENUES AND PROFITABILITY.

Our future revenues will be affected by the sales and subsequent usage of 4-wheel terrain vehicles. A decline in sales and usage of terrain vehicles could result in a decline of potential customers and increase the competition for existing customers, which could lower revenues, and create pricing pressures and therefore lower margins. We plan to provide an after-market product that is installed on terrain vehicles to provide sound and lighting. If the market and usage of terrain vehicles falls, our business will be adversely affected.

16. FINANCIAL DIFFICULTIES OR BANKRUPTCY OF ONE OR MORE OF OUR MAJOR CLIENTS COULD ADVERSELY AFFECT OUR RESULTS.

Future revenues and our ability to collect accounts receivable depend, in part, on the financial strength of clients. We initially plan to market our product to the major distributors in the U.S. In the event these distributors experience financial difficulty, and particularly if bankruptcy results, profitability is further impacted by our failure to collect accounts receivable in excess of the estimated allowance. Additionally, our future revenues would be reduced by the loss of these distributors.

17. NATURAL DISASTERS OR ACTS OF TERRORISM COULD DISRUPT SERVICES.

Storms, earthquakes, drought, floods or other natural disasters or acts of terrorism may result in reduced revenues or property damage. Disasters may also cause economic dislocations throughout the country. In addition, natural disasters or acts of terrorism may increase the volatility of financial results, either due to increased costs caused by the disaster with partial or no corresponding compensation from clients.

Other issues and uncertainties may include:

  New accounting pronouncements or changes in accounting policies;

  Labor shortages that adversely affect our ability to employ entry level personnel;

  Legislation or other governmental action that detrimentally impacts expenses or reduces revenues by adversely affecting our clients; and

  The resignation, termination, death or disability of one or more key executives that adversely affects client retention or day-to-day management.

18. OUR MANAGEMENT AND PREFERRED SHAREHOLDER CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of October 11, 2012, our sole officer/director owns 100% of our outstanding common stock. We are currently in the process of offering 500,000 common shares for sale at $0.01 per share. We expect to close this offering in October 2012. Even if this offering is fully subscribed, our sole officer and director will own approximately 97.5% of then issued and outstanding shares, and will be able to elect all of the directors and continue to control ATVROCKN. Additionally, our registered preferred stock shareholder owns 1,250,000 preferred shares that can be converted into 125,000,000 common shares or 86% or the outstanding shares.

As a result, our sole officer and large Preferred Shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

a)      election of our board of directors;

b)      removal of any of our directors;

c)      amendment of our Articles of Incorporation or bylaws; and

d)     adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these two individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our preferred and common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Investors will own a minority percentage of the Company's common stock and will have minority voting rights. Investors will not have the ability to control either the vote of the Company's Shareholders or Board of Directors.

19. WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Since we are a fully reporting company with the U. S. Securities and Exchange Commission, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We project that the total incremental operating expenses of being a public company will be approximately $12,000 for 2012. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

20. As a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We have never operated as a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. There may be further increases if and when we are no longer an "emerging growth company". The Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and rules subsequently implemented and yet to be implemented by the U. S. Securities and Exchange Commission have imposed and will impose various new requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer an "emerging growth company." For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management, as required by Section 404 of the Sarbanes-Oxley Act. Compliance will require us to increase our general and administrative expense in order to pay added compliance personnel, outside legal counsel and consultants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance function and board governance function, establishing and maintaining internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the U.S. federal securities laws. We currently do not have an internal audit group, and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline.

However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (a) the last day of our fiscal year during which we have total annual gross revenues of at least $1.0 billion; (b) the last day of our fiscal year ending after the fifth anniversary of the completion of this offering; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act.

21. We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of exemptions from certain reporting requirements available to “emerging growth companies” under that Act, including but not limited to not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (relating to the effectiveness of our internal control over financial reporting), reduced disclosure obligations regarding executive compensation in our periodic reports and any proxy statements we may be required to file, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies.

We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the next following December 31.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising funds in future offerings.

RISK FACTORS RELATING TO OUR PREFERRED AND COMMON STOCK.

22. OUR PREFERRED STOCK DOES NOT PAY ANY DIVIDENDS AND CAN BE CONSIDERED ILLIQUID.

We have two Series of Preferred Shares issued and outstanding. Our registered preferred stock, par value $0.001, shall not be entitled to receive any dividends, shall not have any liquidation rights and shall not be entitled to (a) any voting rights or (b) notice of any meeting of the shareholders of the corporation. The registered preferred stock can be converted at the ratio of one hundred (100) shares of Common Stock for every one (1) share of the registered preferred stock converted; however, the conversion is limited whereby the beneficial owner cannot beneficially own in excess of 4.9% of the shares of the Common Stock outstanding immediately after giving effect to such conversion or exercise.

Our Series B Callable Preferred Stock, par value $0.001, shall not be entitled to receive any dividends, shall not be entitled to (a) any voting rights or (b) notice of any meeting of the shareholders of the Corporation. However, the holders of shares of Series B Preferred Stock shall have liquidation and first position ownership rights on any assets owned by the corporation.

The Company has also authorized 5,000,000 Series C Preferred Shares, par value $0.001, where no shares of this Series have been issued. This Series C has yet to be designated by the board of directors.

Management has no intention to apply to have any Series of the Company’s preferred stock listed or quoted on any exchange or inter-dealer quotation system. This will make ownership of our preferred shares illiquid.

23. Our Series B Callable Preferred Stock has preferential rights to the assets of the Company upon liquidation.

Our Series B Callable Preferred Stock, par value $0.001, have liquidation and first position ownership rights on any assets owned by the corporation. If for any reason, our business plan fails and we need to cease our operations, the owners of the Series B Callable Preferred Stock would have first rights to any assets the company owns. Therefore, it is most likely, the common shareholders and the registered preferred stock would receive nothing if we closed our operations and liquidated our assets.

24. We have authorized and unissued shares Series A, B and C Preferred stock that may be issued in the future, which would dilute your ownership in the Company.

We have 5,000,000 preferred shares authorized for each of our Series A, B and C preferred stock. We currently have 1,250,000 shares of the registered preferred stock issued and outstanding; 25,000 shares of Series B Callable Preferred Stock issued and outstanding and no Series C stock issued and outstanding. The Series C stock is undesignated at this time. Therefore, if each Series has 5,000,000 authorized, this gives the Board of Directors a great deal of discretion, in the future, to issue more shares in each Series, without shareholder approval. The issuance of more shares of any Series would dilute your ownership in the Company, which would mean your percent of ownership in the Company would decrease.

25. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. You should not rely on an investment in our company if you require dividend income. The only possibility of any income to investors would come from any rise in the market price of your stock, which is uncertain and unpredictable.

A holder of common stock will be entitled to receive dividends only when, as, and if declared by the Board of Directors out of funds legally available therefore. We have never issued dividends on our common stock. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, and other circumstances.

26. HOLDERS OF OUR PREFERRED AND COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF WE ISSUE ADDITIONAL SHARES OF PREFERRED AND/OR COMMON STOCK IN THE FUTURE.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our preferred and common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of preferred and common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

27. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have limited capital and, therefore, we do not currently have a policy of insurance against liabilities arising out of the negligence of our officer and director and/or arising from deficiencies in any of our business operations. Even assuming we obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or our business operations or assets. Any such liability which might arise could be substantial and would likely exceed our total assets. However, our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officer and controlling persons, it is the opinion of the U. S. Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

28. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR PREFERRED AND COMMON STOCK MAY BE NEGATIVELY AFFECTED.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of May31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Failure to provide effective internal controls may cause investors to lose confidence in our financial reporting and may negatively affect the price of our preferred and common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

29. CURRENTLY, THERE IS NO MARKET FOR OUR SECURITIES.

There is presently no market for our securities and there can be no assurance that any such market will develop. In the event a public trading market does develop, there is no assurance it will continue. Therefore, any investment in our preferred and common stock may be highly illiquid and without a market value.

30. WE MAY HAVE DIFFICULTY IN MEETING THE QUALIFICATIONS FOR THE QUOTATION OF OUR COMMON STOCK ON THE OTC-BULLETIN BOARD.

After we complete our current offering, we plan to identify a market maker to list our common stock on the OTC-Bulletin Board. Based on the small size of our Company and our minimal operations, we may have difficulty in meeting the qualifications for trading our common stock on the OTC-Bulletin Board and in finding a market maker willing to list quotations for our shares or sponsor our Company for listing. There are no assurances that our Company’s common stock will ever be quoted on the OTC-Bulletin Board. We have no plans to apply to have our preferred stock listed or quoted.

31. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The ATVRockN's corporate headquarters are leased and located at: 1813 Winners Cup Dr., Las Vegas, NV 89117. ATVRockN does not own any real property.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders for the period ending May 31, 2012.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

ATVRockN Common Stock, $0.001 par value, is not quoted any stock exchange.

(b) Holders of Common Stock

As of October 11, 2012, there was one (1) holder of record of our Common Stock and two (2) holders of our Preferred Stock.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

Not Applicable

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended May 31, 2012.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We were incorporated on December 27, 2010 as ATVROCKN, as a Nevada corporation. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. We market a "housing molding" product to place audio equipment and lighting on 4-wheel drive vehicles such as All Terrain Vehicles (“ATV”) and Utility Terrain Vehicles (“UTV”). We do not manufacturer any units, we utilize the services of a contract manufacturer to make the unit for us.

RESULTS OF OPERATIONS

For the fiscal year ending May 31, 2012, the Company recognized revenues of $11,165 with cost of goods of $8,854, which equates to a gross profit of $2,311. This compares to no revenues for the abbreviated five month period of last year from December 27, 2010 (Inception) to May 31, 2011. This resulted in a profit margin of 20.7% realized on revenue for the twelve months ended May 31, 2012. Management expects the cost of goods to drop, if and when we start manufacturing larger volumes of our molding unit.

For the for the fiscal year ending May 31, 2012, the Company incurred total operating expenses of $47,351, which consists of $10,023 in audit fees; $532 in depreciation; $1,350 in estimated payroll taxes; $26,446 in general and administrative; and $9,000 in salary costs. This resulted in a loss from operations of $(47,351) or $(0.00) per common share basic and diluted for the period ending May 31, 2012 as compared to a loss from operations of $(4,303) or $(0.00) per common share for the same period last year, when the Company was somewhat inactive.

We experienced an operating loss of $(49,343) and when we include the beneficial conversion feature of our Series A Convertible Preferred stock, our net loss applicable to common shareholder was $(166,979).

During the period from ending May 31, 2012, the Company used net cash of $(37,303) in operations, used $(1,668) in investing activities to purchase equipment and generated $7,563 cash from financing activities.

Going Concern

Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.

The company has completed the process of designing and producing its principal product, a black generic plastic audio/lighting unit. The first units were sold in October, 2011.

The company is now in the process of designing and engineering roof mounted sound and lighting systems for the Polaris models, specifically the Ranger and Razor. Management has no agreements with Polaris to build this unit. Management has already completed the design process and specifications for this unit. This next step is to make a mold where the product can be mass produced. The cost of making this mold is approximately $15,000. The Company would need to spend another $10,000 to build inventory and market the product. Management is currently evaluating whether the company can generate sufficient revenues to pay for this mold or whether or not additional outside funding will be required. Management hopes to have this mold completed by November, 2012. There are no assurances once this roof mounted sound and lighting system is produced, there will be a market for the product.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of May 31, 2012, we have one employee who also serves as officer/director. We are dependent upon our sole officer our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2012, ATVRockN had $533 in cash and cash equivalents. At the same date, ATVRockN had total current liabilities of $35,747.

For the calendar year ending May 31, 2012, the Company had revenues of $11,165, which resulted in a gross profit of $2,311. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, ATVRockN anticipates generating losses and therefore may be unable to continue operations in the future. ATVRockN anticipates it will require additional capital in order to develop its business. ATVRockN may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to May 31, 2012, the Company recognized revenues of $11,165.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies. We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.”

In addition, we intend to rely on other exemptions from reporting and disclosure requirements that are offered by the JOBS Act, including (i) an exemption from the need to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, and (ii) an exemption from the need to comply with any PCAOB requirement regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following our first sale of common equity securities under an effective registration statement or until we no longer qualify as an “emerging growth company,” whichever is earlier. For further information regarding disclosure and other exemptions available to us under the JOBS Act, please see “Prospectus Summary—The Company—Implications of Being an Emerging Growth Company.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

ATVRockN

(formerly ACCEND MEDIA)

Financial Statements

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ATVROCKN Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of ATVROCKN Inc. (A Development Stage Company) as of May 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2012 and 2011and since inception on December 27, 2010 through May 31, 2012. ATVROCKN’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATVROCKN Inc. (A Development Stage Company) as of May 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2012 and 2011 and since inception on December 27, 2012 through May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has minimal revenues, has negative working capital at May 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

October 10, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ATVROCKN

(A Development Stage Company)

Balance Sheet

(Audited)

	May 31, 2012	May 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$533	$31,940
Inventory	-	-
Prepaid expenses	-	10,000
Total current assets	533	41,940

Fixed assets:
Furniture and equipment, net	13,660	12,524
Total fixed assets	13,660	12,524
TOTAL ASSETS	14,193	54,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23	$417
Accrued expense - estimated payroll taxes	1,800	450
Due to related party	7,563	-
Accrued interest	1,361	111
Secured note payable, net	25,000	24,977
Total current liabilities	35,747	25,955

Stockholders' equity:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	25	25
authorized, 25,000 and 25,000 issued and
outstanding as of 5/31/2012 and 5/31/2011,
respectively
Convertible Preferred stock Series A, $0.001 par	1,250	1,250
value, 5,000,000 shares authorized, 1,250,000
and 1,250,000 issued and outstanding as of
5/31/2012 and 5/31/2011, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
5/31/2012 and 5/31/2011, respectively
Common stock, $0.001 par value, 185,000,000 shares	20,000	20,000
authorized, 20,000,000 and 20,000,000 issued and
outstanding as of 5/31/2012 and 5/31/2011,
respectively
Additional paid-in capital	124,150	124,150
Deficit accumulated during development stage	(166,979)	(116,916)
Total stockholders' equity	(21,554)	28,509
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$14,193	$54,464

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Statement of Operations

(Audited)

	For the year ended May 31, 2012	For the period from Inception (December 27, 2010) to May 31, 2011	From Inception (December 27, 2010) to May 31, 2012
Revenue	11,165	-	11,165
Cost of goods sold	8,854	-	8,854
Gross Profit	2,311	-	2,311

Expenses:
Audit fees	10,023	-	10,023
Depreciation	532	-	532
Estimated payroll taxes	1,350	450	1,800
General & administrative	26,446	853	27,299
Salaries	9,000	3,000	12,000
Total expenses	47,351	4,303	51,654

Net loss from operations	($45,040)	($4,303)	($49,343)

Other Income (Expenses):
Amortization on original issue discount	(23)	(2)	(25)
Interest expense	(5,000)	(111)	(5,111)
Beneficial conversion feature of
convertible preferred stock	-	(112,500)	(112,500)
Total other income (expenses)	(5,023)	(112,613)	(117,636)

Net income (loss) applicable to
common shareholders	($50,063)	($116,916)	($166,979)

Weighted average number of common shares
outstanding- basic	20,000,000	20,000,000

Net loss per share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period from Inception (December 27, 2010) to May 31, 2012

(Audited)

								Deficit
								Accumulated
								During	Total
	Series B Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Inception, December 27, 2010	-	-	-	-	-	-	-	-	-

December 27, 2010 Contributed Capital	-	-	-	-	-	-	400	-	400

December 27, 2010 Founders' shares issued for cash at $0.001 per share	-	-	-	-	20,000,000	20,000	-	-	20,000

May 24, 2011 Series B Preferred shares issued at discount	25,000	25	-	-	-	-	-	-	25

May 31, 2011 Series A Preferred shares issued for cash at $0.01 per share	-	-	1,250,000	1,250	-	-	11,250	-	12,500

Deemed interest from beneficial conversion feature on Series A preferred stock	-	-	-	-	-	-	112,500	-	112,500

Net loss	-	-	-	-	-	-	-	(116,916)	(116,916)

Balance, May 31, 2011	25,000	25	1,250,000	1,250	20,000,000	20,000	124,150	(116,916)	28,509

Net loss	-	-	-	-	-	-	-	(50,063)	(50,063)

Balance, May 31, 2012	25,000	25	1,250,000	1,250	20,000,000	20,000	124,150	(166,979)	(21,554)

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Statement of Cash Flows

(Audited)

	For the year ended May 31, 2012	For the period from Inception (December 27, 2010) to May 31, 2011	From Inception (December 27, 2010) to May 31, 2012
OPERATING ACTIVITIES
Net loss	(50,063)	(116,916)	(166,979)
Adjustment to reconcile net loss to net cash used by
operating activities:
Beneficial conversion feature expense	-	112,500	112,500
Increase (decrease) in accounts payable	(395)	417	22
Increase in accrued expenses	2,600	561	3,161
(Increase) decrease in discount on note payable	23	(23)	-
Increase in depreciation	532	-	532
Inventory	-	-	-
(Increase) in prepaid expenses	10,000	(10,000)	-
Net cash used by operating activities	(37,303)	(13,461)	(50,764)

INVESTING ACTIVITIES
Purchase of equipment	(1,668)	(12,524)	(14,192)
Net cash used by investing activities	(1,668)	(12,524)	(14,192)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	12,525	12,525
Proceeds from issuance of common stock	-	20,000	20,000
Contribution to capital	-	400	400
Loan from related party	18,950	400	19,350
Loan repayment to related party	(11,387)	(400)	(11,787)
Increase in secured note payable	-	25,000	25,000
Net cash provided by financing activities	7,563	57,925	65,488

NET INCREASE IN CASH	(31,408)	31,940	532
CASH - BEGINNING OF THE PERIOD	31,940	-	-
CASH - END OF THE PERIOD	$532	$31,940	$532

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

(Audited)

NOTE 1. General Organization and Business

The Company was organized on December 27, 2010 (Date of Inception) under the laws of the State of Nevada, as ATVROCKN, and is a Development Stage Company. The Company plans to develop aftermarket sound systems for all-terrain vehicles ("ATVs").

NOTE 2. Summary of Significant Accounting Policies

Basis of Accounting

The financial statements and accompanying notes are prepared under full accrual of accounting in accordance with generally accepted accounting principles of the United States of America ("US GAAP").

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Revenue recognition

The Company applies the provision of FASB ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to May 31, 2012, the Company recognized revenues of $11,165.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

ATVROCKN

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

(Audited)

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Fixed Assets

Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

Year-end

The Company has selected May 31 as its year-end.

Advertising

Advertising is expensed when incurred. There have been no advertising costs incurred during the current period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the accompanying financial statements, the Company is a development stage company with no history of operations, limited assets, and has incurred operating losses since inception. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, commence operations, provide competitive services, and ultimately to attain profitability. The Company intends to acquire additional operating capital through equity offerings. There is no assurance that the Company will be successful in raising additional funds.

ATVROCKN

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

(Audited)

NOTE 4 - Stockholders' Equity and Contributed Capital

Series B Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value series B preferred stock, of which 25,000 shares are issued and outstanding. Series B Preferred Stock have liquidation and first position ownership rights on any assets owned by the corporation. The Series B Preferred Stock have no voting rights and are not entitled to receive dividends. The holders of Series B Callable Preferred Stock shall be entitled to interest payments on monies paid or loaned to the corporation for their Series B Preferred Shares and a first position in a security interest on any assets of the corporation upon default of a loan to the corporation, liquidation or dissolution of the corporation. Further, the corporation may call these shares at any time provided the holders of the Series B Preferred Stock are paid the amount of monies they paid for their Series B Preferred stock along with any interest due. Upon the payment of principal and interest to the Series B Preferred shareholders, the shares must be returned to the corporation.

On May 24, 2011, the Company issued 25,000 shares of its series B preferred stock to a shareholder upon execution of a Promissory Note for cash of $25,000 and an a collateral security interest in the Company's molding tool. The loan will accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on October 11, 2011. The Company could buy back the 25,000 preferred shares and security interest in the tooling mold for $25,000 plus the balance of interest owed on the pay-off date. If the loan is paid off after May 23, 2013, the Company would owe $30,000, plus the unpaid pro-rata interest of $1,250 per quarter owed.

Series A Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value series A preferred stock, of which 1,250,000 shares are issued and outstanding. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot not convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

On May 31, 2011, the Company issued 1,250,000 shares of its series A preferred stock to shareholders in exchange for cash of $12,500. Each share of the Series A Convertible Preferred Stock can be exchanged for one hundred (100) shares of Common Stock of the corporation. This Series A preferred stock was issued with a beneficial conversion feature totaling $112,500. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in-capital. If the issued and outstanding preferred stock were to be converted into common stock, and each beneficial owner held less than 4.9% of the stock, the common stock would be increased by 125,000,000 shares.

ATVROCKN

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

(Audited)

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C preferred stock, of which no shares are issued and outstanding. The designation of these shares have yet to be determined by the Board of Directors.

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 20,000,000 shares are issued and outstanding.

On December 27, 2010, the Company issued 20,000,000 shares of its Common Stock to a founder for cash of $20,000.

Contributed Capital

On December 27, 2010, a director of the Company contributed capital of $400 for incorporating fees.

As of May 31, 2012, there have been no stock options or warrants granted.

NOTE 5. Related Party Transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On December 27, 2010, a director of the Company contributed capital of $400 for incorporating fees.

On December 27, 2010, the Company issued 20,000,000 shares of its Common Stock to a founder for cash of $20,000.

During the year ended May 31, 2012, a director of the Company loaned $18,950 to the Company for working capital. This loan is unsecured, payable on demand and bears no interest. As of May 31, 2012, $11,387 of this loan was paid back to the director, leaving a balance due of $7,563.

ATVROCKN

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

(Audited)

NOTE 6. Provision for Income Taxes

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740 "Income Taxes". ASC 740 requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

As of May 31, 2012, the Company had net operating loss carry forwards of $58,443 that may be available to reduce future years' taxable income through 2012. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at May 31, 2012:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$58,443	$40,921
Less: valuation allowance	(58,443)	(40,921)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of May 31, 2012 was $58,443, as compared to $40,921 as of May 31, 2011. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2012.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Valuation reserve	35.0%
Total	- %

At May 31, 2012, we had an unused net operating loss carryover approximating $166,979 that is available to offset future taxable income which expires beginning 2030.

ATVROCKN

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

(Audited)

NOTE 7. OPERATING LEASES AND OTHER COMMITMENTS

The Company has no lease.

NOTE 8. EARNINGS PER SHARE

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity, but these potential common stock equivalents were determined to be antidilutive.

Calculation of net income (loss) per share is as follows:

	May 31, 2012	May 31, 2011

Net loss (numerator)	($50,063)	($116,916)

Weighted Average Common Shares Outstanding	20,000,000	20,000,000

Basic Loss per Share	($0.00)	($0.01)

NOTE 9. SECURED NOTE PAYABLE

On May 24, 2011, the Company issued 25,000 shares of its series B preferred stock to a shareholder upon execution of a Promissory Note for cash of $25,000 and security interest in the Company's molding tool. These shares are callable and the loan will accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on October 11, 2011. The Company could buy back the 25,000 preferred shares and security interest in the tooling mold for $25,000 plus the balance of interest remaining. This note was discounted $25 for the issuance of the series B preferred stock and interest of $25 was accrued through May 31, 2012. At May 31, 2012, this left a net balance of $25,000 for the secured note payable.

ATVROCKN

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

(Audited)

NOTE 10. Fixed Asset Depreciation

On May 25, 2011, the Company purchased a cast aluminum two-piece mold for $12,524, and on June 20, 2011 the Company purchased radio equipment for its display model for $385. Further, the Company paid for engraving of its logo into the mold for $855 on August 22, 2011, and a printing plate charge was incurred of $428.00. This equipment was placed into service on September 1, 2011. This equipment has a service life of 20 years. Depreciation has been calculated using the straight-line group depreciation method, whereby the cost of the fixed asset, minus the residual salvage value, is divided by the useful life of the fixed asset. Depreciation of $532 accumulated from the date the equipment was placed into service on September 1, 2011 to May 31, 2012.

NOTE 11. Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 12. Legal Proceedings

The Company is not currently involved in any legal proceedings at this time.

NOTE 13. Subsequent Events

On June 15, 2012, the Company agreed to issue 46,000,000 shares of its unregistered common stock to its sole officer/director in exchange for corporate advances he made to the Company since its inception on December 27, 2010 and for unpaid legal expenses he made on behalf of the Company. Since this is a considered an interested party transaction, under the Business Judgment Rule, the director abstained from voting, and asked each of the Company’s two other shareholders to approve this proposal. The shareholders approved this corporate action. Therefore, the issuance of shares in exchange for debt and the payment of legal expenses was approved by the Company’s Board of Directors and all disinterested shareholders.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2012, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of May 31, 2012.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2012 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended May 31, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this report.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Positions and Offices Held
J. Chad Guidry	35	President, Secretary and Director

B. Work Experience

J. Chad Guidry, Director, President, CEO/CFO, Secretary

Mr. Guidry has served as the Company's director, president, and secretary since inception, and will serve on the board until the next annual shareholders' meeting of the Company or until a successor is elected. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

J. Chad Guidry brings to ATVROCKN over eight years of experience in the audio equipment industry. He is familiar with the audio equipment business industry. Additionally, he has experience as a former CEO of blank check fully reporting companies. It is this background that led to the conclusion that Mr. Guidry should serve as director of the Company.

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience:

J. Chad Guidry - Work Background

ATVROCKN

Las Vegas, NV

President. Company designs and contracts manufacturers housing units for 4-wheel terrain vehicles.

2010 - Present

Pennington Mortgage

Las Vegas, Nevada

Mortgage Loan Officer, 1999-2010

Nevada Processing Solutions, Inc.

Las Vegas, Nevada

President. Company helps mortgage process loan applications,

2006-2010

EZ Credit Repair, Inc.

Las Vegas, Nevada

President. Company helps mortgage applicants repair their

credit ratings, 2002-Present

JCG, Inc.

Las Vegas, NV

President. A “blank check” company. February, 2003 to March, 2004

GCJ, Inc.

Las Vegas, NV

President. A “blank check” company. March, 2004 to December, 2004

Pavo Royal, Inc.

Las Vegas, NV

President. A “blank check” company. December, 2004 to December, 2005.

Antony, Ltd., Audio Equipment Retailer

Crystal Beach, Texas

National Sales Representative, 1991-1999

Education:

Thomas Jefferson High School

Port Arthur, Texas

Diploma, 1991

(b) Involvement in Certain Legal Proceedings.

Our director, executive officer and control person have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

6. Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

7. Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of one member. Our director serves one-year terms.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to ATVRockN. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the ATVRockN shares, unless the transaction is approved by ATVRockN 's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of ATVRockN

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended May 31, 2012, for our Chief Executive Officer, was appointed on December 27, 2010.

Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by ATVRockN for the last completed fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Awards ($)	All Other Compensation ($)	Total ($)

						Compen-
	Principal	Year	Salary	Bonus	Awards	sation	Total
Name	Position	Ending	($)	($)	($)	($)	($)

J. Chad Guidry	CEO/Dir.	2012	9,000	0	0*	0	9,000
		2011	3,000	0	0	0	3,000

*On June 15, 2012, the Company agreed to issue 46,000,000 shares of its unregistered common stock to its sole officer/director in exchange for corporate advances he made to the Company since its inception on December 27, 2010 and for unpaid legal expenses he made on behalf of the Company.

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officer named in the Summary Compensation Table at October 11, 2012.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end May 31, 2012.

Outstanding Equity Awards at Fiscal Year-Ending May 31, 2012

We did not have any outstanding equity awards as of May 31, 2012.

Option Exercises for Fiscal Year-Ending May 31, 2012

There were no options exercised by our named executive officer in fiscal year ending May 31, 2012.

Potential Payments upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal years ending May 31, 2011 or May 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on October 11, 2012 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after October 11, 2012 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of ATVRockN's common stock.

The percentages below are calculated based on 66,000,000 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS BEFORE CONVERSION(1)	PERCENT OF CLASS AFTER CONVERSION(2)
Common Stock	J. Chad Guidry (3)	66,000,000	100.00%	34.5%

Ownership upon conversion of Shareholders'
preferred stock

Common Stock	Legal Beagle Services (4)	125,000,000	0.0%	65.4%
Preferred Stock	Legal Beagle Services(4)(5)	1,250,000	100%	100%

DIRECTORS AND OFFICERS AS A GROUP
	(1 person)	66,000,000	100%	34.5%

(1)   Percent of Class based on 66,000,000 shares before conversion of registered preferred stock.

(2)   Percent of Class based on 191,000,000 shares after conversion of the 1,250,000 registered preferred stock.

(3)   J. Chad Guidry, 1813 Winners Cup Dr., Las Vegas, NV 89117

(4)   Legal Beagle Services, 2749 Kingclaven Dr., Henderson, NV 89044. Ed De Stefano is beneficial owner who exercises the sole voting and dispositive powers with respect to the shares owned and has the ultimate voting control over the shares held this entity.

(5)   At any time and from time-to-time any holder of the Preferred Convertible shares may convert any or all of the shares of Series A Convertible Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Convertible Preferred Stock. However, the beneficial owner of such Series A Convertible Preferred Stock cannot not convert their Series A Convertible Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

If Legal Beagle Services converts their registered preferred stock to common stock, they will own 65.4% of our common stock. This would result in a change of control of the Company.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole officer/director is also our primary shareholder. Our sole officer/director controls 66,000,000 shares of our common stock, or 100% of our outstanding common stock.

The Company's Director has contributed office space for our use for all periods presented. There is no charge to us for the space, and the director will not seek compensation for the use of this space.

Our sole officer and director, Mr. J. Chad Guidry can be considered a promoter of ATVROCKN in consideration of his participation and managing of the business of the company since its incorporation.

As of February 29, 2012, Mr. J. Chad Guidry, a director of the Company loaned $18,600 to the Company for working capital. This loan is unsecured, payable on demand and bears no interest. As of May 31, 2012, $11,387 of this loan was paid back to the director, leaving a balance due of $7,563.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs, 50 South Jones Blvd., Suite 202, Las Vegas, NV 89107 served as our principal independent public accountants for the fiscal years ending May 31, 2011 and May 31, 2012. Aggregate fees billed to us for the years ended May 31, 2011 and May 31, 2012 were as follows:

	For Year Ended May 31,	For the Year Ended May 31
	2012	2011
(1) Audit Fees (1)	$10,023	-
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees

Total fees paid or accrued to our principal accountant

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending February, 2012, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 – Exhibits

The following exhibits are filed as part of this registration statement:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	09/19/2011
3.2	Bylaws, as currently in effect		S-1		3.2	09/19/2011
5.1	Opinion of Thomas C. Cook, Esq., regarding the legality of the securities being registered		S-1	Aug. 31, 2011	5.2	11/08/2011
10.1	Promissory Note between ATVRockN and Dan Berger dated May 23, 2011		S-1	Aug. 31, 2011	10.1	11/08/2011
10.2	Addendum to Promissory Note for Callable and Convertible Preferred Shares Secured by Ownership Rights in Tooling Mold dated April 13, 2012		S-1	Feb. 29, 2012	10.2	04/26/2012
23.1	Consent of Seale & Beers, CPAs	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATVRockN Registrant

Date: October 11, 2012	/s/ J. Chad Guidry
Name: J. Chad Guidry
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Chad Guidry (J. Chad Guidry)	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	October 11, 2012