Form 10-Q
period 2012-08-31
ATVROCKN
filed 2012-10-22
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2012

OR

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

Telephone: (702) 334-4008

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section S 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 22, 2012, the registrant’s outstanding common stock consisted of 66,000,000 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Table of Contents

ATVROCKN

Index to Form 10-Q

For the Quarterly Period Ended August 31, 2012

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Condensed Balance Sheets	3
	Unaudited Interim Condensed Statements of Operations	4
	Unaudited Interim Condensed Statements of Cash Flows	5

	Notes to the Unaudited Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28

ITEM 4T.	Controls and Procedures	28

PART II	Other Information	22

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3	Defaults Upon Senior Securities	22

ITEM 4	Submission of Matters to a Vote of Security Holders	22

ITEM 5	Other Information	22

ITEM 6	Exhibits	23

	SIGNATURES	24

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Balance Sheets

	August 31, 2012	May 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ 54	$ 533
Inventory	-	-
Prepaid expenses	-	-
Total current assets	54	533

Fixed assets:
Furniture and equipment, net	13,483	13,660
Total fixed assets	13,483	13,660
TOTAL ASSETS	$ 13,537	$ 14,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 23	$ 23
Accrued expense - estimated payroll taxes	1,800	1,800
Due to related party	140	7,563
Accrued interest	2,611	1,361
Secured note payable, net	25,000	25,000
Total current liabilities	29,574	35,747

Stockholders' equity:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	25	25
authorized, 25,000 and 25,000 issued and
oustanding as of 8/31/2012 and 5/31/2012,
respectively
Convertible Preferred stock Series A, $0.001 par	1,250	1,250
value, 5,000,000 shares authorized, 1,250,000
and 1,250,000 issued and outstanding as of
8/31/2012 and 5/31/2012, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
8/31/2012 and 5/31/2012, respectively
Common stock, $0.001 par value, 185,000,000 shares	66,000	20,000
authorized, 66,000,000 and 20,000,000 issued and
outstanding as of 8/31/2012 and 5/31/2012,
respectively
Additional paid-in capital	124,150	124,150
Deficit accumulated during development stage	(207,462)	(166,979)
Total stockholders' equity	(16,037)	(21,554)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 13,537	$ 14,193

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statement of Operations

	For the three months ended August 31, 2012	For the three months ended August 31, 2011	From Inception (December 27, 2010) to August 31, 2012
Revenue	$ -	$ -	$ 11,165
Cost of goods sold	-	-	8,854
Gross profit	-	-	$2,311

Expenses:
Audit fees	-	4,750	10,023
Depreciation	178	-	710
Estimated payroll taxes	-	825	1,800
General & administrative	39,055	9,755	66,354
Salaries	-	5,500	12,000
Total expenses	39,233	20,830	90,887

Net loss	($39,233)	($20,830)	($88,576)

Other Income (Expenses):
Amortization on original issue discount	-	(6)	(25)
Interest expense	(1,250)	(1,250)	(6,361)
Beneficial conversion feature of convertible
preferred stock	-	-	(112,500)
Total other income (expenses)	(1,250)	(1,256)	(118,886)

Net income (loss) applicable to common shareholders	$ (40,483)	$ (22,086)	$ (207,462)

Weighted average number of common shares
outstanding- basic	66,000,000	20,000,000

Net loss per share	$ 0.00	$ 0.00

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

	For the three months ended August 31, 2012	For the three months ended August 31, 2011	From Inception (December 27, 2010) to August 31, 2012
OPERATING ACTIVITIES
Net loss	$ (40,483)	$ (22,086)	$ (207,462)
Adjustment to reconcile net loss to net cash used by
operating activities:
Beneficial conversion feature expense	-	-	112,500
Increase (decrease) in accounts payable	-	(417)	22
Increase in accrued expenses	1,250	2,075	4,411
(Increase) decrease in discount on note payable	-	6	-
Increase in expenses paid by related party on behalf of	38,437	-	38,437
the Company
Increase in depreciation	178	-	710
(Increase) in prepaid expenses	-	(2,750)	-
Net cash used by operating activities	(618)	(23,172)	(51,382)

INVESTING ACTIVITIES
Purchase of equipment	-	(1,240)	(14,192)
Net cash used by investing activities	-	(1,240)	(14,192)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	-	12,525
Proceeds from issuance of common stock	-	-	20,000
Contribution to capital	-	-	400
Loan from related party	140		7,703
Increase in secured note payable	-	-	25,000
Net cash provided by financing activities	140	-	65,628

NET INCREASE IN CASH	(478)	(24,412)	54
CASH - BEGINNING OF THE PERIOD	532	31,940	-
CASH - END OF THE PERIOD	$ 54	$ 7,528	$ 54

NON-CASH ACTIVITIES
Conversion of debt	$ 46,000	$ -	$ 46,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2012

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2012 audited financial statements. The results of operations for the period ended August 31, 2012 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

In the opinion of management, the accompanying interim balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 31, 2012, the Company has recognized revenues of $11,165 and has accumulated operating losses of approximately $207,462 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2012

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2012

On May 24, 2011, the Company issued 25,000 shares of its series B preferred stock to a shareholder upon execution of a Promissory Note for cash of $25,000 and an a collateral security interest in the Company's molding tool. The loan will accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on August 31, 2011. The Company could buy back the 25,000 preferred shares and security interest in the tooling mold for $25,000 plus the balance of interest owed on the pay-off date. If the loan is paid off after May 23, 2013, the Company would owe $30,000, plus the unpaid pro-rata interest of $1,250 per quarter owed.

Series A Preferred Stock

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

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value series A preferred stock, of which no shares are issued and outstanding. The designation of these shares have yet to be determined by the Board of Directors.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2012

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 66,000,000 shares are issued and outstanding.

On December 27, 2010, the Company issued 20,000,000 shares of its Common Stock to a founder for cash of $20,000.

On June 15, 2012, the Company issued 46,000,000 shares of its unregistered common stock to its sole officer/director in exchange for corporate advances he made to the Company since its inception on December 27, 2010 and for unpaid legal expenses he made on behalf of the Company. Since this is a considered an interested party transaction, under the Business Judgment Rule, the director abstained from voting, and asked each of the Company’s two other shareholders to approve this proposal. The shareholders approved this corporate action. Therefore, the issuance of shares in exchange for debt was approved by the Company’s Board of Directors and all disinterested shareholders. The shares were issued at a value of $0.001 per share, for a total debt conversion of $46,000.

Contributed Capital

On December 27, 2010, a director of the Company contributed capital of $400 for incorporating fees.

As of August 31, 2012, there have been no stock options or warrants granted.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

During the three months ended August 31, 2012, a director of the Company loaned $140 to the Company for working capital. This loan is unsecured, payable on demand and bears no interest. As of August 31, 2012, $0 of this loan has been paid.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2012

On June 15, 2012, the Company issued 46,000,000 shares of its unregistered common stock to its sole officer/director in exchange for corporate advances he made to the Company since its inception on December 27, 2010 and for unpaid legal expenses he made on behalf of the Company. Since this is a considered an interested party transaction, under the Business Judgment Rule, the director abstained from voting, and asked each of the Company’s two other shareholders to approve this proposal. The shareholders approved this corporate action. Therefore, the issuance of shares in exchange for debt was approved by the Company’s Board of Directors and all disinterested shareholders. The shares were issued at a value of $0.001 per share, for a total debt conversion of $46,000.

NOTE 6 - SECURED NOTE PAYABLE

On May 24, 2011, the Company issued 25,000 shares of its series B preferred stock to a shareholder upon execution of a Promissory Note for cash of $25,000 and security interest in the Company's molding tool. These shares are callable and the loan will accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on August 31, 2011. The Company could buy back the 25,000 preferred shares and security interest in the tooling mold for $25,000 plus the balance of interest remaining. This note was discounted $25 for the issuance of the series B preferred stock and interest of $25 was accrued through May 31, 2012. At August 31, 2012, this left a net balance of $25,000 for the secured note payable.

NOTE 7 - FIXED ASSET DEPRECIATION

On May 25, 2011, the Company purchased a cast aluminum two-piece mold for $12,524, and on June 20, 2011 the Company purchased radio equipment for its display model for $385. Further, the Company paid for engraving of its logo into the mold for $855 on August 22, 2011, and a printing plate charge was incurred of $428.00. This equipment was placed into service on September 1, 2011. This equipment has a service life of 20 years. Depreciation has been calculated using the straight-line group depreciation method, whereby the cost of the fixed asset, minus the residual salvage value, is divided by the useful life of the fixed asset. Depreciation of $710 accumulated from the date the equipment was placed into service on September 1, 2011 to August 31, 2012.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 22, 2012, the date the financial statements were available to be issued, with no subsequent events to report.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company from time to time may make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended May 31, 2012.

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

Properties

The Company's corporate headquarters are located at: 1813 Winners Cup Dr., Las Vegas, NV 89117. The Company does not own any real property.

RESULTS OF OPERATIONS

For the quarter ending August 31, 2012, the Company recognized no revenues. Since inception on December 27, 2012 through August 31, 2012, the Company recognized revenues of $11,165 with cost of goods of $8,854, which equates to a gross profit of $2,311. This resulted in a profit margin of 20.6% realized on revenues. Management expects the cost of goods to drop, if and when we start manufacturing larger volumes of our molding unit.

For the quarter ending August 31, 2012, the Company incurred total operating expenses of $39,233, which consists $178 in depreciation; and $39,055 in general and administrative costs. This compares to the same quarter ending August 31, 2011 where the Company incurred total operating expenses of $20,830, which consists of $4,750 in audit fees, $825 in estimated payroll; $9,755 in general and administrative costs and $5,500 in salaries. The net loss from operations for the quarter ending August 31, 2012 was $(40,483) or $(0.00) per common share basic and diluted for the period ending as compared to a net loss from operations of $(22,086) or $(0.00) per common share for the same period last year, when the Company was somewhat inactive.

During the period from ending August 31, 2012, the Company used net cash of $(618) in operations, used $(0) in investing activities; and generated $140 cash from financing activities. This compares to the same period ending August 31, 2011, where the Company used net cash of $(23,172); used $(1,240) in investing activities to purchase equipment and generated no cash from financing activities.

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

Summary of product research and development that we will perform for the term of our plan of operation.

The company is in the process of designing and engineering roof mounted sound and lighting systems for the Polaris models, specifically the Ranger and Razor. Management has no agreements with Polaris to build this unit. Management has already completed the design process and specifications for this unit. This next step is to make a mold where the product can be mass produced. The cost of making this mold is approximately $15,000. The Company would need to spend another $10,000 to build inventory and market the product. Management is currently evaluating whether the company can generate sufficient revenues to pay for this mold or whether or not additional outside funding will be required. Management hopes to have this mold completed by November, 2012. There are no assurances once this roof mounted sound and lighting system is produced, there will be a market for the product.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

ATVRockN currently has one employee, its CEO. We are dependent upon our sole officer and director for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of August 31, 2012, ATVRockN had $54 in cash and cash equivalents for total current assets of $54. The Company had total assets of $13,537. At the same date, ATVRockN had total current liabilities of $29,574.

Management is in the process of raising $5,000 by selling 500,000 common shares that are being offered for sale to investors a fixed price of $0.01 per share. This offering was registered on Form S-1 and is being conducted on a best efforts basis.

Separate from this registered offering, management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to August 31, 2012, the Company recognized revenues of $11,165.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2012, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of August 31, 2012.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending August 31, 2012, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended August 31, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this report.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2011 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2012, the Company issued 46,000,000 shares of its unregistered common stock to its sole officer/director in exchange for corporate advances he made to the Company since its inception on December 27, 2010 and for unpaid legal expenses he made on behalf of the Company. Since this is a considered an interested party transaction, under the Business Judgment Rule, the director abstained from voting, and asked each of the Company’s two other shareholders to approve this proposal. The shareholders approved this corporate action. Therefore, the issuance of shares in exchange for debt was approved by the Company’s Board of Directors and all disinterested shareholders.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 22, 2012

ATVRockN
Registrant
By: /s/ J. Chad Guidry
J. Chad Guidry Director and CEO (principal executive, financial and accounting officer)