Form 10-Q/A
period 2012-08-31
ATVROCKN
filed 2012-10-23
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No 1 to

FORM 10-Q/A

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

As of October 23, 2012, the registrant’s outstanding common stock consisted of 66,000,000 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the ATVROCKN (“the Company” or “Registrant”) Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, filed with the U. S. Securities and Exchange Commission (“Commission”) on October 22, 2012 (the “Original Filing”). We are filing this Amendment for the sole purpose to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). When the Original Filing was made, we erroneously neglected to include this data in the EDGAR filing.

There have been no changes from the Original Filing other than as herein. This Amendment No. 1 does not modify or update in any way the other disclosures made in the Original Filing.

Table of Contents

ATVROCKN

Index to Form 10-Q/A

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

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q/A contains forward-looking statements. When used in this Quarterly Report on Form 10-Q/A, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q/A. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q/A. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Management believes it can enlist the support of the wholesale distributors to help the company market its product. Generally, wholesale distributors have their own sales force that sell the wholesalers products to retail store. The Company recently conducted a $5,000 offering (S-1 Registration) of its common stock. With some of the proceeds from this offering, the company plans to print sales brochures for the wholesale distributors sales force to distribute these brochures to their retail customers. The sales material will be used by the wholesaler sales representatives to present the product to retail establishments. Management believes this will help brand awareness and build revenues. As stated, there are approximately twelve (12) large distributors that supply the majority of retail audio system outlets. It is management’s goal to enlist the support of this program with 5 large distributors in the next twelve months.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q/A. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2012, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending August 31, 2012, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q/A, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Interim Condensed Balance Sheets at August 31, 2012 (unaudited), and May 31, 2012 (audited).

(2) Unaudited Interim Condensed Statements of Operations for the three-month period ended August 31, 2012, August 31, 2011, and the period from inception to August 31, 2012.

(3) Unaudited Interim Condensed Statements of Cash Flows for the three-month period ended August 31, 2012, August 31, 2011, and the period from inception to August 31, 2012.

(4) Notes to the Unaudited Condensed Interim financial statements.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2012

ATVRockN
Registrant
By: /s/ J. Chad Guidry
J. Chad Guidry Director and CEO (principal executive, financial and accounting officer)