Form 10-Q
period 2012-11-30
ATVROCKN
filed 2013-01-22
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2012

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

As of January 22, 2013, the registrant’s outstanding common stock consisted of 66,000,000 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Table of Contents

ATVROCKN

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2012

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Condensed Balance Sheets	3
	Unaudited Interim Condensed Statements of Operations	4
	Unaudited Interim Condensed Statements of Cash Flows	5

	Notes to the Unaudited Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28

ITEM 4T.	Controls and Procedures	28

PART II	Other Information	22

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3	Defaults Upon Senior Securities	22

ITEM 4	Submission of Matters to a Vote of Security Holders	22

ITEM 5	Other Information	22

ITEM 6	Exhibits	23

	SIGNATURES	24

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Balance Sheets

	November 30, 2012	May 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ 2,565	$ 533
Inventory	94	-
Prepaid expenses	-	-
Total current assets	2,659	533

Fixed assets:
Furniture and equipment, net	13,305	13,660
Total fixed assets	13,305	13,660
TOTAL ASSETS	$ 15,964	$ 14,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 117	$ 23
Accrued expense - estimated payroll taxes	1,800	1,800
Due to related party	8,130	7,563
Accrued interest	3,861	1,361
Secured note payable, net	25,000	25,000
Total current liabilities	38,908	35,747

Stockholders' equity:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	25	25
authorized, 25,000 and 25,000 issued and
outstanding as of 11/30/2012 and 5/31/2012,
respectively
Convertible Preferred stock Series A, $0.001 par	1,250	1,250
value, 5,000,000 shares authorized, 1,250,000
and 1,250,000 issued and outstanding as of
11/30/2012 and 5/31/2012, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
11/30/2012 and 5/31/2012, respectively
Common stock, $0.001 par value, 185,000,000 shares	66,000	20,000
authorized, 66,000,000 and 20,000,000 issued and
outstanding as of 11/30/2012 and 5/31/2012,
Respectively
Additional paid-in capital	124,150	124,150
Deficit accumulated during development stage	(214,369)	(166,979)
Total stockholders' equity	(22,944)	(21,554)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 15,964	$ 14,193

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statement of Operations

	For the three months ended November 30, 2012	For the three months ended November 30, 2011	For the six months ended November 30, 2012	For the six months ended November 30, 2011	From Inception (December 27, 2010) to November 30, 2012
Revenue	-	5465	-	5465	11,165
Cost of goods sold	-	2966	-	2966	8,854
Gross profit	-	$2,499	-	$2,499	$2,311

Expenses:
Audit fees	1,750	1,773	1,750	6,523	11,773
Depreciation	178	177	355	177	887
Estimated payroll taxes	-	-	-	825	1,800
General & administrative	3,729	6,577	42,785	16,332	70,084
Salaries	-	-	-	5,500	12,000
Total expenses	5,657	8,527	44,890	29,357	96,544

Net loss	($5,657)	($6,028)	($44,890)	($26,858)	($94,233)

Other Income (Expenses):
Amortization on original issue discount	-	(6)	-	(12)	(25)
Interest expense	(1,250)	(1,250)	(2,500)	(2,500)	(7,611)
Beneficial conversion feature of
convertible preferred stock	-	-	-	-	(112,500)
Total other income (expenses)	(1,250)	(1,256)	(2,500)	(2,512)	(120,136)

Net income (loss) applicable to
common shareholders	($6,907)	($7,284)	($47,390)	($29,370)	($214,369)

Weighted average number of common shares
outstanding- basic	66,000,000	20,000,000	66,000,000	20,000,000

Net loss per share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

	For the six months ended November 30, 2012	For the six months ended November 30, 2011	From Inception (December 27, 2010) to November 30, 2012
OPERATING ACTIVITIES
Net loss	(47,390)	(29,370)	(214,369)
Adjustment to reconcile net loss to net cash used by
operating activities:
Beneficial conversion feature expense	-	-	112,500
Increase (decrease) in accounts payable	94	(394)	117
Increase in accrued expenses	2,500	2,075	5,661
(Increase) decrease in discount on note payable	-	12	-
Increase in expenses paid by related party on behalf of	38,436	-	38,436
the Company
Increase in depreciation	355	177	888
Inventory	(94)	(5,888)	(94)
(Increase) in prepaid expenses	-	1,500	-
Net cash used by operating activities	(6,099)	(31,888)	(56,861)

INVESTING ACTIVITIES
Purchase of equipment	-	(1,668)	(14,192)
Net cash used by investing activities	-	(1,668)	(14,192)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	-	12,525
Proceeds from issuance of common stock	-	-	27,563
Contribution to capital	-	-	400
Loan from related party	14,530	2,950	33,880
Loan repayment to related party	(6,399)	(1,200)	(25,750)
Increase in secured note payable	-	-	25,000
Net cash provided by financing activities	8,131	1,750	73,618

NET INCREASE IN CASH	2,032	(31,806)	2,565
CASH - BEGINNING OF THE PERIOD	533	31,940	-
CASH - END OF THE PERIOD	$2,565	$134	$2,565

NON-CASH ACTIVITIES
Conversion of debt	46,000	-	46,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2012

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2012 audited financial statements. The results of operations for the period ended November 30, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2012, the Company has recognized revenues of $11,165 and has accumulated operating losses of approximately $214,369 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2012

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

November 30, 2012

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

November 30, 2012

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

On October 23, 2012, the Company closed its S-1 registered offering, whereby, the Company sold 500,000 common registered shares at a price of $0.01 per share for an aggregate of $5,000 pursuant to a self-underwritten offering to thirty-five (35) investors. There were no unsold shares in this Offering.

Contributed Capital

On December 27, 2010, a director of the Company contributed capital of $400 for incorporating fees.

As of November 30, 2012, there have been no stock options or warrants granted.

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

During the six months ended November 30, 2012, a director of the Company loaned $14,530 to the Company for working capital. This loan is unsecured, payable on demand and bears no interest. As of November 30, 2012, $6,399 of this loan has been paid.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2012

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

NOTE 6 - SECURED NOTE PAYABLE

On May 24, 2011, the Company issued 25,000 shares of its series B preferred stock to a shareholder upon execution of a Promissory Note for cash of $25,000 and security interest in the Company's molding tool. These shares are callable and the loan will accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on August 31, 2011. The Company could buy back the 25,000 preferred shares and security interest in the tooling mold for $25,000 plus the balance of interest remaining. This note was discounted $25 for the issuance of the series B preferred stock and interest of $25 was accrued through May 31, 2012. At November 30, 2012, this left a net balance of $25,000 for the secured note payable.

NOTE 7 - FIXED ASSET DEPRECIATION

On May 25, 2011, the Company purchased a cast aluminum two-piece mold for $12,524, and on June 20, 2011 the Company purchased radio equipment for its display model for $385. Further, the Company paid for engraving of its logo into the mold for $855 on August 22, 2011, and a printing plate charge was incurred of $428.00. This equipment was placed into service on September 1, 2011. This equipment has a service life of 20 years. Depreciation has been calculated using the straight-line group depreciation method, whereby the cost of the fixed asset, minus the residual salvage value, is divided by the useful life of the fixed asset. Depreciation of $888 accumulated from the date the equipment was placed into service on September 1, 2011 to November 30, 2012.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 22, 2013, the date the financial statements were available to be issued, with no subsequent events to report.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended May 1, 2012.

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

Properties

The Company's corporate headquarters are located at: 1813 Winners Cup Dr., Las Vegas, NV 89117. The Company does not own any real property.

RESULTS OF OPERATIONS

For the quarter ending November 30, 2012, the Company recognized no revenues. Since inception on December 27, 2012 through November 30, 2012, the Company recognized revenues of $11,165 with cost of goods of $8,854, which equates to a gross profit of $2,311. This resulted in a profit margin of 20.6% realized on revenues. Management expects the cost of goods to drop, if and when we start manufacturing larger volumes of our molding unit.

For the for the quarter ending November 30, 2012, the Company incurred total operating expenses of $5,657, which consists $178 in depreciation, $1,750 in audit fees and $3,729 in general and administrative costs. This compares to the same quarter ending November 30, 2011 where the Company incurred total operating expenses of $8,527, which consists of $1,773 in audit fees, $177 in depreciation; and $6,577 in general and administrative costs. The net loss from operations for the quarter ending November 30, 2012 was $(5,657) or $(0.00) per common share basic and diluted for the period ending as compared to a net loss from operations of $(7,284) or $(0.00) per common share for the same period last year.

For the for the six months ending November 30, 2012, the Company incurred total operating expenses of $44,890, which consists $355 in depreciation, $1,750 in audit fees and $42,785 in general and administrative costs. This compares to the same six months ending November 30, 2011 where the Company incurred total operating expenses of $29,357, which consists of $6,523 in audit fees, $177 in depreciation; $825 in estimated payroll taxes; $16,332 in general and administrative costs; and $5,500 in salaries. The net loss from operations for the six months ending November 30, 2012 was $(44,890) or $(0.00) per common share basic and diluted for the period ending as compared to a net loss from operations of $(26,858) or $(0.00) per common share for the same period last year.

During the six month period ending November 30, 2012, the Company used net cash of $(6,099) in operations, used $(0) in investing activities; and generated $6,381 cash from financing activities. This compares to the same period ending November 30, 2011, where the Company used net cash of $(31,888); used $(1,668) in investing activities to purchase equipment and generated $1,750 cash from financing activities.

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

The company is in the process of designing and engineering roof mounted sound and lighting systems for the Polaris models, specifically the Ranger and Razor. Management has no agreements with Polaris to build this unit. Management has already completed the design process and specifications for this unit. This next step is to make a mold where the product can be mass produced. The cost of making this mold is approximately $15,000. The Company would need to spend another $10,000 to build inventory and market the product. Management is currently evaluating whether the company can generate sufficient revenues to pay for this mold or whether or not additional outside funding will be required. Management hopes to have this mold completed by January, 2013. There are no assurances once this roof mounted sound and lighting system is produced, there will be a market for the product.

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

Liquidity and Capital Resources

As of November 30, 2012, ATVRockN had $2,565 in cash and cash equivalents and $94 in inventory for total current assets of $2,659. The Company had total assets of $15,964. As of November 30, 2012, ATVRockN had total current liabilities of $38,908.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to November 30, 2012, the Company recognized revenues of $11,165.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of November 30, 2012, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending November 30, 2012, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended November 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2012 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending November 30, 2012.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

On October 23, 2012, the Company closed its S-1 registered offering, whereby, the Company sold 500,000 common registered shares at a price of $0.01 per share for an aggregate of $5,000, pursuant to a self-underwritten offering to thirty-five (35) investors. There were no unsold shares in this Offering. This Offering became effective on October 26, 2012.

ATVRockN’s Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: ATVK. The stock was cleared for quotation on the OTC-Bulletin Board on November 21, 2012.

Since the Company has been cleared for quotation, there have been a limited number of trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

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

Date: January 22, 2013

ATVRockN
Registrant
By: /s/ J. Chad Guidry
J. Chad Guidry Director and CEO (principal executive, financial and accounting officer)