Form 10-Q
period 2013-02-28
ATVROCKN
filed 2013-04-15
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013

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

As of April 15, 2013, the registrant’s outstanding common stock consisted of 66,000,000 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Table of Contents

ATVROCKN

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2013

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Condensed Balance Sheets	3
	Unaudited Interim Condensed Statements of Operations	4
	Unaudited Interim Condensed Statements of Cash Flows	5

	Notes to the Unaudited Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	28

ITEM 4T.	Controls and Procedures	28

PART II	Other Information	22

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3	Defaults Upon Senior Securities	22

ITEM 4	Submission of Matters to a Vote of Security Holders	22

ITEM 5	Other Information	22

ITEM 6	Exhibits	23

	SIGNATURES	24

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Balance Sheets

	February 28, 2013	May 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ 115	$ 533
Inventory	$94	-
Prepaid expenses	-	-
Total current assets	209	533

Fixed assets:
Furniture and equipment, net	13,128	13,660
Total fixed assets	13,128	13,660
TOTAL ASSETS	$ 13,337	$ 14,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 23	$ 23
Accrued expense - estimated payroll taxes	1,800	1,800
Due to related party	14,130	7,563
Accrued interest	5,111	1,361
Secured note payable, net	25,000	25,000
Total current liabilities	46,064	35,747

Stockholders' equity:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	25	25
authorized, 25,000 and 25,000 issued and
outstanding as of 2/28/2013 and 5/31/2012,
respectively
Convertible Preferred stock Series A, $0.001 par	1,250	1,250
value, 5,000,000 shares authorized, 1,250,000
and 1,250,000 issued and outstanding as of
2/28/2013 and 5/31/2012, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
2/28/2013 and 5/31/2012, respectively
Common stock, $0.001 par value, 185,000,000 shares	66,000	20,000
authorized, 66,000,000 and 20,000,000 issued and
outstanding as of 2/28/2013 and 5/31/2012,
respectively
Additional paid-in capital	124,150	124,150
Deficit accumulated during development stage	(224,152)	(166,979)
Total stockholders' equity	(32,727)	(21,554)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 13,337	$ 14,193

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statement of Operations

	For the three months ended February 28, 2013	For the three months ended February 28, 2012	For the nine months ended February 28, 2013	For the nine months ended February 28, 2012	From Inception (December 27, 2010) to February 28, 2013
Revenue	$ -	$ -	$ -	$ 5465	$ 11,165
Cost of goods sold	-	-	-	2966	8,854
Gross profit	-	-	-	2,499	2,311

Expenses:
Audit fees	1,750	1,750	8,250	8,273	18,273
Depreciation	178	178	533	355	1,065
Estimated payroll taxes	-	-	-	825	1,800
General & administrative	1,855	5,198	44,640	21,530	71,939
Salaries	-	-	-	5,500	12,000
Total expenses	3,783	7,126	53,423	36,483	105,077

Operating loss	($3,783)	($7,126)	($53,423)	($33,984)	($102,766)

Other Income (Expenses):
Amortization on original issue discount	-	(6)	-	(18)	(25)
Interest expense	(1,250)	(1,250)	(3,750)	(3,750)	(8,861)
Beneficial conversion feature of
convertible preferred stock	-	-	-	-	(112,500)
Total other income (expenses)	(1,250)	(1,256)	(3,750)	(3,768)	(121,386)

Net income (loss) applicable to
common shareholders	$ (5,033)	$ (8,382)	$ (57,173)	$ (37,752)	$ (224,152)

Weighted average number of common shares
outstanding- basic	66,000,000	20,000,000	66,000,000	20,000,000

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

	For the nine months ended February 28, 2013	For the nine months ended February 28, 2012	From Inception (December 27, 2010) to February 28, 2013
OPERATING ACTIVITIES
Net loss	$ (57,173)	$ (37,752)	$ (224,152)
Adjustment to reconcile net loss to net cash used by
operating activities:
Beneficial conversion feature expense	-	-	112,500
Increase (decrease) in accounts payable	-	(394)	23
Increase in accrued expenses	3,750	825	6,911
(Increase) decrease in discount on note payable	-	18	-
Increase in expenses paid by related party on behalf of the Company	38,436	-	38,436
Increase in depreciation	532	355	1,065
Inventory	(94)	(5,888)	(94)
(Increase) in prepaid expenses	-	5,750	-
Net cash used by operating activities	(14,549)	(37,086)	(65,311)

INVESTING ACTIVITIES
Purchase of equipment	-	(1,668)	(14,192)
Net cash used by investing activities	-	(1,668)	(14,192)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	-	12,525
Proceeds from issuance of common stock	-	-	20,000
Contribution to capital	-	-	400
Loan from related party	21,030	18,600	47,943
Loan repayment to related party	(6,899)	(10,574)	(26,250)
Increase in secured note payable	-	-	25,000
Net cash provided by financing activities	14,131	8,026	79,618

NET INCREASE IN CASH	(418)	(30,728)	115
CASH - BEGINNING OF THE PERIOD	533	31,940	-
CASH - END OF THE PERIOD	$ 115	$ 1,212	$ 115

NON-CASH ACTIVITIES
Conversion of debt	46,000	-	46,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2013

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2012 audited financial statements. The results of operations for the period ended February 28, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2013, the Company has recognized revenues of $11,165 and has accumulated operating losses of approximately $224,152 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2013

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

February 28, 2013

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

February 28, 2013

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

As of February 28, 2013, there have been no stock options or warrants granted.

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

During the nine months ended February 28, 2013, a director of the Company loaned $21,030 to the Company for working capital. This loan is unsecured, payable on demand and bears no interest. As of February 28, 2013, $6,899 of this loan has been paid.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2013

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

NOTE 7 - FIXED ASSET DEPRECIATION

On May 25, 2011, the Company purchased a cast aluminum two-piece mold for $12,524, and on June 20, 2011 the Company purchased radio equipment for its display model for $385. Further, the Company paid for engraving of its logo into the mold for $855 on August 22, 2011, and a printing plate charge was incurred of $428.00. This equipment was placed into service on September 1, 2011. This equipment has a service life of 20 years. Depreciation has been calculated using the straight-line group depreciation method, whereby the cost of the fixed asset, minus the residual salvage value, is divided by the useful life of the fixed asset. Depreciation of $1,065 accumulated from the date the equipment was placed into service on September 1, 2011 to February 28, 2013.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 15, 2013, the date the financial statements were available to be issued, with no subsequent events to report.

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

We are currently marketing our sound and lighting housing system through wholesale distributors, who supply audio/lighting equipment to retail audio system outlets. Our sole officer is in the process of contacting the major wholesaler distributors to enlist their support to promote our product to their retail customers. We have attended one trade show to promote our product to retail audio dealers. Management plans to market is product through attending trade shows. Based on the number of trade shows to be attended and the size of the Company’s booth, management does not expect to spend more than $4,000 in trade show fees during the next twelve months. Management believes its needs to expand it one product line and offer an ATV roof mounted housing unit. Management has already completed the design process and specifications for this unit. This next step is to make a mold where the product can be mass produced. The cost of making this mold is approximately $25,000. The Company would need to spend another $15,000 to build inventory and market the product. At this time, we do not have any financing in place nor any financing arrangement available to us to proceed with this product extension. In order to add this product extension to our one product line, we would need to seek outside funding, which may or may not be available to us.

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

Properties

The Company's corporate headquarters are located at: 1813 Winners Cup Dr., Las Vegas, NV 89117. The Company does not own any real property.

RESULTS OF OPERATIONS

For the quarter ending February 28, 2013, the Company recognized no revenues. Since inception on December 27, 2012 through February 28, 2013, the Company recognized revenues of $11,165 with cost of goods of $8,854, which equates to a gross profit of $2,311. This resulted in a profit margin of 20.6% realized on revenues. Management expects the cost of goods to drop, if and when we start manufacturing larger volumes of our molding unit.

For the for the quarter ending February 28, 2013, the Company incurred total operating expenses of $3,783, which consists of $1,750 in audit fees, $178 in depreciation; and $1,855 in general and administrative costs. This compares to the same quarter ending November 30, 2011 where the Company incurred total operating expenses of $7,126, which consists of $1,750 in audit fees, $178 in depreciation; and $5,198 in general and administrative costs. The net loss from operations for the quarter ending February 28, 2013 was $(5,033) or $(0.00) per common share basic and diluted for the period ending as compared to a net loss from operations of $(8,382) or $(0.00) per common share for the same period last year.

For the for the nine months ending February 28, 2013, the Company incurred total operating expenses of $53,423, which consists of $8,250 in audit fees, $533 in depreciation; and $44,640 in general and administrative costs. This compares to the same nine months ending February 28, 2012 where the Company incurred total operating expenses of $36,483, which consists of $8,273 in audit fees, $355 in depreciation; $825 in estimated payroll taxes; $21,530 in general and administrative costs; and $5,500 in salaries. The net loss from operations for the nine months ending February 28, 2013 was $(57,173) or $(0.00) per common share basic and diluted for the period ending as compared to a net loss from operations of $(37,752) or $(0.00) per common share for the same period last year.

During the nine month period ending February 28, 2013, the Company used net cash of $(14,549) in operations, used $(0) in investing activities; and generated $14,131 cash from financing activities. This compares to the same period ending February 28, 2013, where the Company used net cash of $(37,086); used $(1,668) in investing activities to purchase equipment and generated $8,026 cash from financing activities.

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

The company is in the process of designing and engineering roof mounted sound and lighting systems for the Polaris models, specifically the Ranger and Razor. Management has no agreements with Polaris to build this unit. Management has already completed the design process and specifications for this unit. This next step is to make a mold where the product can be mass produced. The cost of making this mold is approximately $25,000. The Company would need to spend another $15,000 to build inventory and market the product. Management has evaluated that additional outside funding will be required to complete to produce this product. Management is working to find a source of funds for this project. Management hopes to have this mold completed by June, 2013, provided funding is secured. There are no assurances once this roof mounted sound and lighting system is produced, there will be a market for the product.

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

Liquidity and Capital Resources

As of February 28, 2013, ATVRockN had $115 in cash and cash equivalents and $94 in inventory for total current assets of $209. The Company had total assets of $13,128. As of February 28, 2013, ATVRockN had total current liabilities of $41,314.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to February 28, 2013, the Company recognized revenues of $11,165.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of February 28, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending February 28, 2013, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended February 28, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending February 28, 2013.

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

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Interim Condensed Balance Sheets at February 28, 2013 (unaudited), and May 31, 2012 (audited).

(2) Unaudited Interim Condensed Statements of Operations for the three-month and six month period ended February 28, 2013, February 28, 2012, and the period from inception to February 28, 2013.

(3) Unaudited Interim Condensed Statements of Cash Flows for the six-month period ended February 28, 2013, February 28, 2012, and the period from inception to February 28, 2013.

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

Date: April 15, 2013

ATVRockN
Registrant
By: /s/ J. Chad Guidry
J. Chad Guidry Director and CEO (principal executive, financial and accounting officer)