Form 10-K
period 2013-05-31
ATVROCKN
filed 2013-09-13
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer	o
Non-accelerated filer ☐	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at May 13, 2013, computed by reference to the last sale of $0.35 per-share price quoted on the OTC-BB was $175,000

There were 66,500,000 shares of Common Stock issued and outstanding as of September 13, 2013.

INDEX

 Table of Contents

ATVRockN

Index to Form 10-K

For the Year Ended May 31, 2013

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

Implications of Being an “Emerging Growth Company

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

·	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

·	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis);

·	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

·	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

·	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;
5
·	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under 107 of the JOBS Act; and

·	are exempt from any PCAOB rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under Section 107 of the JOBS Act.

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

Under the JOBS Act, we may take advantage of these reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Furthermore, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we (1) have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter; or (2) for so long as we have a public float of zero, have annual revenues of less than $50 million during our most recently completed fiscal year.

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

Management believes its needs to expand it one product line and offer an ATV roof mounted housing unit. Management has already completed the design process and specifications for this unit. This next step is to make a mold where the product can be mass produced. The cost of making this mold is approximately $15,000. The Company would need to spend another $10,000 to build inventory and market the product. At this time, we do not have any financing in place nor any financing arrangement available to us to proceed with this product extension. In order to add this product extension to our one product line, we need to seek outside funding, which has not been available to us. There are no assurances that we shall ever be able to obtain outside funding.

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

Photo of view facing the driver:

Photo of view facing front of vehicle:

ATV Market Size

The ATV industry evolved from the three-wheel model that was developed in the early 1970s to the four-wheel models that are sold today. The most popular ATV use is general recreation, followed by farming/ranching, hunting/fishing, hauling/towing, transportation, and commercial use. From 1970 to 1986, the number of ATVs sold in the United States continued to grow until reaching an initial peak of 535,000 units in 1986. From 1987 to 1991, the number of ATVs sold declined to a low of approximately 147,000 units. From 1991 to 2004, sales of ATVs grew to 814,000 units; however, ATV sales have declined each year since, primarily driven by overall weak economic conditions and the shift to side-by-side vehicles. Industry-wide sales were 257,000 units in the United States and 56,000 units in Canada in calendar 2010. In addition to the U.S. and Canada, ATVs are also sold in numerous international markets including Europe, Russia, Australia, and Latin America. Major competitors in the industry include John Deere, Yamaha, BRP, Polaris, Honda Motor Co., Ltd., Kawasaki Motors Corp. and Suzuki Motor Corporation. In addition to these companies, multiple other companies, including numerous Chinese and Taiwanese manufacturers also sell ATVs.

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

Marketing Strategy

Management is seeking, without much success, to market its sound and lighting housing system through 12-volt distributors. A 12-volt distributor is a wholesale distributor that purchases audio/lighting products from manufacturers at a discounted price and resells the products at a regular manufacturing price to 12-volt retail stores that install audio/lighting equipment in automobiles and 4-wheel All Terrain vehicles. The term 12-volt comes from the standard voltage of a car battery that powers the electrical system of a vehicle. In the U.S., there are approximately 12 large 12-volt distributors that supply the majority of retail audio system outlets.

Management remains hopeful it can enlist the support of the wholesale distributors to help the company market its product. Generally, wholesale distributors have their own sales force that sell the wholesalers products to retail store. The Company is currently conducting an offering (S-1 Registration) of its common stock. With some of the proceeds from this offering, the company plans to print sales brochures for the wholesale distributors sales force to distribute these brochures to their retail customers. The sales material will be used by the wholesaler sales representatives to present the product to retail establishments. Management believes this will help brand awareness and build revenues. As stated, there are approximately twelve (12) large distributors that supply the majority of retail audio system outlets. It is management’s goal to enlist the support of this program with 5 large distributors in the next twelve months.

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

Our financial statements included with this Annual Report for the year ended May 31, 2013 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended May 31, 2013. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditor's have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for May 31, 2013. For the period from inception (December 27, 2010) through the year end for May 31, 2013, we experienced an operating net loss of $(104,956) and when we include the beneficial conversion feature of our Series A Convertible Preferred stock our net loss applicable to common shareholder was $(227,592). Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we run out of cash reserves, we would be forced to cease operations.

4. We have an outstanding promissory note in the principAL amount of $25,000 which provides the holder a security interest in a specialized tooling mold.

We entered into a promissory note with Mr. Dan Berger, an individual, for $25,000 with total interest payments of $5,000 per year. The loan consists of $25,000 principal payment in addition to interest payments, with a final maturity date of May 23, 2014. As further security interest, Mr. Berger received 25,000 Convertible and Callable Series B Preferred Shares in the Company that have liquidation and first position ownership rights on any assets owned by the corporation. The loan will accrue interest only of $1,250 per quarter until the note is paid-in-full. This promissory note is secured with a specialized tooling mold that is used to make our primary housing product. At any time prior to May 23, 2014, the Company could buy back the 25,000 Series B preferred shares and security interest in the tooling mold for $25,000 plus the balance of unpaid interest. We need to generate sufficient revenues or find other financing to pay off this note by May 23, 2014. Failure to pay-off the promissory note by the final maturity date of May 23, 2014, could result in a repossession of our tooling mold by Dan Berger. Without this tooling mold, we would be unable to produce our sole housing product. Without products for sale, we would need to cease operations, which could result in a total loss of your investment.

5. We have an outstanding LOAN FROM OUR SOLE OFFICER/DIRECTOR, a related party, THAT CAN BE CALLED UPON DEMAND AT ANY TIME WHICH COULD DEVASTATE THE FINANCIAL STATUS OF THE COMPANY.

Chad Guidry, the sole officer/director of the Company has the right to demand payment of his related party loan(s) to the Company at any time. During the year ended May 31, 2013, a director of the Company loaned $21,030 to the Company for working capital. This loan is unsecured, payable on demand and bears no interest. As of May 31, 2013, $6,899 of this loan has been paid. If in the future, Mr. Guidry demands payment for the funds he loaned the Company, based on the limited cash reserves of the Company, the Company may cease to exist and an investor could lose everything they invested into ATVRockN.

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

18. OUR MANAGEMENT AND PREFERRED SHAREHOLDER CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of September 13, 2013, our sole officer/director owns 99.25% of our outstanding common stock and is able to elect all of the directors and continue to control ATVROCKN. Additionally, our registered preferred stock shareholder owns 1,250,000 preferred shares that can be converted into 125,000,000 common shares or 65.27% of the outstanding shares.

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

19. WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Since we are a fully reporting company with the U. S. Securities and Exchange Commission, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We project that the total incremental operating expenses of being a public company will be approximately $12,000 for 2013. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

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

As of May 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our offices are located at: 1813 Winners Cup Dr., Las Vegas, NV 89117. We do not own any real property. This administrative office is being provided at no cost by the Officer of the Company. The Officer will not seek reimbursement for providing this administrative space. Management believes that its current facilities are adequate for its needs through the next twelve months.

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

No matters were submitted to the shareholders for the period ending May 31, 2013.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

ATVRockN Common Stock, $0.001 par value, was cleared for quotation on the OTC-Bulletin Board on November 20, 2012, under the symbol: ATVK.

There are have limited trades of the Company’s stock, since it was listed on the OTC-BB, there are no assurances that a market will ever develop for the Company's stock.

Year ended May 31, 2013	High		Low
First Quarter	$	n/a	$	n/a
Second Quarter		$0.15*		$0.15
Third Quarter		$0.20		$0.10
Fourth Quarter		$0.60		$0.26

* The first trade of the Company’s stock took place on November 28, 2012.

(b) Holders of Common Stock

As of September 13, 2013, there approximately thirty-six (36) holders of record of our Common Stock and two (2) holders of our Preferred Stock.

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

(e) Recent Sales of Unregistered Securities

On June 15, 2012, the Company issued 46,000,000 shares of its unregistered restricted common stock to its sole officer/director in exchange for corporate advances he made to the Company since its inception on December 27, 2010 and for unpaid legal expenses he made on behalf of the Company.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended May 31, 2013.

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

RESULTS OF OPERATIONS

For the fiscal year ending May 31, 2013, the Company recognized no revenues as compared to $11,165 in revenues for the same period last year.

For the for the fiscal year ending May 31, 2013, the Company incurred total operating expenses of $(55,613), which consists of $10,000 in audit fees; $711 in depreciation and $44,902 in general and administrative. This resulted in a loss from operations of $(55,613) or $(0.00) per common share basic and diluted for the period ending May 31, 2013 as compared to a loss from operations of $(45,040) or $(0.00) per common share for the same period last year.

During the period from ending May 31, 2013, the Company used net cash of $(14,811) in operations, used $(0) in investing activities and generated $19,278 cash from financing activities.

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

The company is now in the process of designing and engineering roof mounted sound and lighting systems for the John Deere and Polaris models, specifically the Ranger and Razor. Management has no agreements with John Deere nor Polaris to build this unit. Management has already completed the design process and specifications for this unit. This next step is to make a mold where the product can be mass produced. The cost of making this mold is approximately $15,000. The Company would need to spend another $10,000 to build inventory and market the product. Management is currently seeking outside funding to complete these molds. Management has been trying with no success to find this required funding. Further, there are no assurances once this roof mounted sound and lighting system are produced, there will be a market for the product.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of May 31, 2013, we have one employee who also serves as officer/director. We are dependent upon our sole officer our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2013, ATVRockN had cash and equivalents of $5,000 and inventory of $94 for total current assets of $5,094. At the same date, ATVRockN had total current liabilities of $49,211.

Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, ATVRockN anticipates generating losses and therefore may be unable to continue operations in the future. ATVRockN anticipates it will require additional capital in order to develop its business. ATVRockN may use a combination of equity and/or debt instruments or enter into a strategic arrangement with a third party. Management has yet to find a solution to its funding requirements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to May 31, 2013, the Company recognized revenues of $11,165.

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

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ATVROCKN

(A Development Stage Company)

We have audited the accompanying balance sheets of ATVROCKN (A Development Stage Company) as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for years then ended, and since inception on December 27, 2010 through May 31, 2013 and 2012. ATVROCKN’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATVROCKN (A Development Stage Company) as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for years then ended, and since inception on December 27, 2010 through May 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has earned no revenues in the year ended May 31, 2013, has negative working capital at May 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

September 12, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ATVROCKN

(A Development Stage Company)

Balance Sheets

(Audited)

	May 31, 2013	May 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ 5,000	$ 533
Inventory	94	-
Prepaid expenses	-	-
Total current assets	5,094	533

Fixed assets:
Furniture and equipment, net	12,950	13,660
Total fixed assets	12,950	13,660
TOTAL ASSETS	$ 18,044	$ 14,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,785	$ 23
Accrued expense - estimated payroll taxes	1,800	1,800
Due to related party	14,265	7,563
Accrued interest	6,361	1,361
Secured note payable, net	25,000	25,000
Total current liabilities	49,211	35,747

Stockholders' equity:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	25	25
authorized, 25,000 and 25,000 issued and
outstanding as of 5/31/2013 and 5/31/2012,
respectively
Convertible Preferred stock Series A, $0.001 par	1,250	1,250
value, 5,000,000 shares authorized, 1,250,000
and 1,250,000 issued and outstanding as of
5/31/2013 and 5/31/2012, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
5/31/2013 and 5/31/2012, respectively
Common stock, $0.001 par value, 185,000,000 shares	66,500	20,000
authorized, 66,500,000 and 20,000,000 issued and
outstanding as of 5/31/2013 and 5/31/2012,
Respectively
Additional paid-in capital	128,650	124,150
Deficit accumulated during development stage	(227,592)	(166,979)
Total stockholders' equity	(31,167)	(21,554)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 18,044	$ 14,193

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Statement of Operations

(Audited)

	For the year ended May 31, 2013	For the year ended May 31, 2012	From Inception (December 27, 2010) to May 31, 2013
Revenue	$ -	$ 11,165	$ 11,165
Cost of goods sold	-	8,854	8,854
Gross profit	-	2,311	2,311

Expenses:
Audit fees	10,000	10,023	20,023
Depreciation	711	532	1,243
Estimated payroll taxes	-	1,350	1,800
General & administrative	44,902	26,446	72,201
Salaries	-	9,000	12,000
Total expenses	55,613	47,351	107,267

Operating loss	$ (55,613)	($45,040)	$ (104,956)

Other Income (Expenses):
Amortization on original issue discount	-	(23)	(25)
Interest expense	(5,000)	(5,000)	(10,111)
Beneficial conversion feature of
convertible preferred stock	-	-	(112,500)
Total other income (expenses)	(5,000)	(5,023)	(122,636)

Net income (loss) applicable to
common shareholders	$ (60,613)	$ (50,063)	$ (227,592)

outstanding- basic	66,500,000	20,000,000

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period from Inception (December 27, 2010) to May 31, 2013

(Audited)

								Deficit
								Accumulated
								During	Total
	Series B Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Inception, December 27, 2010	-	-	-	-	-	-	-	-	-

December 27, 2010 Contributed Capital	-	-	-	-	-	-	400	-	400

December 27, 2010 Founders' shares issued for cash at $0.001 per share	-	-	-	-	20,000,000	20,000	-	-	20,000

May 24, 2011 Series B Preferred shares issued at discount	25,000	25	-	-	-	-	-	-	25

May 31, 2011 Series A Preferred shares issued for cash at $0.01 per share	-	-	1,250,000	1,250	-	-	11,250	-	12,500

Deemed interest from beneficial conversion feature on Series A preferred stock	-	-	-	-	-	-	112,500	-	112,500

Net loss	-	-	-	-	-	-	-	(116,916)	(116,916)

Balance, May 31, 2011	25,000	25	1,250,000	1,250	20,000,000	20,000	124,150	(116,916)	28,509

Net loss	-	-	-	-	-	-	-	(50,063)	(50,063)

Balance, May 31, 2012	25,000	25	1,250,000	1,250	20,000,000	20,000	124,150	(166,979)	(21,554)

June 15, 2012 Shares issued for debt conversion	-	-	-	-	46,000,000	46,000	-	-	46,000

October 23, 2012, Common shares issued for cash at $0.01 per share	-	-	-	-	500,000	500	4,500	-	5,000

Net loss	-	-	-	-	-	-	-	(60,613)	(60,613)

Balance, May 31, 2013	25,000	25	1,250,000	1,250	66,500,000	66,500	128,650	(227,592)	(31,167)

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	For the year ended May 31, 2013	For the year ended May 31, 2012	From Inception (December 27, 2010) to May 31, 2013
OPERATING ACTIVITIES
Net loss	$ (60,613)	$ (50,063)	$ (227,592)
Adjustment to reconcile net loss to net cash used by
operating activities:
Beneficial conversion feature expense	-	-	112,500
Increase (decrease) in accounts payable	1,750	(395)	1,773
Increase in accrued expenses	5,000	2,600	8,161
(Increase) decrease in discount on note payable	-	23	-
Increase in expenses paid by related party on behalf of the Company	38,436	-	38,436
Increase in depreciation	710	532	1,243
Inventory	(94)	-	(94)
(Increase) in prepaid expenses	-	10,000	-
Net cash used by operating activities	(14,811)	(37,303)	(65,573)

INVESTING ACTIVITIES
Purchase of equipment	-	(1,668)	(14,192)
Net cash used by investing activities	-	(1,668)	(14,192)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	-	12,525
Proceeds from issuance of common stock	5,000	-	25,000
Contribution to capital	-	-	400
Bank overdraft	12		12
Loan from related party	21,165	18,950	48,078
Loan repayment to related party	(6,899)	(11,387)	(26,250)
Increase in secured note payable	-	-	25,000
Net cash provided by financing activities	19,278	7,563	84,765

NET INCREASE IN CASH	4,467	(31,408)	5,000
CASH - BEGINNING OF THE PERIOD	533	31,940	-
CASH - END OF THE PERIOD	$ 5,000	$ 532	$ 5,000

NON-CASH ACTIVITIES
Conversion of debt	46,000	-	46,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2013

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

Inventories

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue.

Revenue recognition

The Company applies the provision of FASB ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to May 31, 2013, the Company recognized revenues of $11,165.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2013

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

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The company has designed aftermarket audio housing molding products that can be fitted on John Deere and Polaris All Terrain Vehicles. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, provide competitive services, obtain a contract for its audio housing product(s) and ultimately to attain profitability. The Company intends to acquire additional operating capital through equity offerings. There is no assurance that the Company will be successful in raising additional funds. Without additional funding or a contract for its product(s) with a major supplier, the Company will need to cease operations.

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2013

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

On May 24, 2011, the Company issued 25,000 shares of its series B preferred stock to a shareholder upon execution of a Promissory Note for cash of $25,000 and an a collateral security interest in the Company's molding tool. The loan will accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on August 31, 2011. The Company could buy back the 25,000 preferred shares and security interest in the tooling mold for $25,000 plus the balance of interest owed on the pay-off date. If the loan is paid off after May 23, 2014, the Company would owe $25,000, plus the unpaid pro-rata interest of $1,250 per quarter owed.

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

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2013

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

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 66,500,000 shares are issued and outstanding.

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

On October 23, 2012, the Company issued 500,000 shares of registered common stock to 35 shareholders for cash of $5,000.

Contributed Capital

On December 27, 2010, a director of the Company contributed capital of $400 for incorporating fees.

As of May 31, 2013, there have been no stock options or warrants granted.

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2013

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

During the year ended May 31, 2013, a director of the Company loaned $21,030 to the Company for working capital. This loan is unsecured, payable on demand and bears no interest. As of May 31, 2013, $6,899 of this loan has been paid.

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

NOTE 6 - SECURED NOTE PAYABLE

On May 24, 2011, the Company issued 25,000 shares of its series B preferred stock to a shareholder upon execution of a Promissory Note for cash of $25,000 and security interest in the Company's molding tool. These shares are callable and the loan will accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on August 31, 2011. The Company could buy back the 25,000 preferred shares and security interest in the tooling mold for $25,000 plus the balance of interest remaining. This note was discounted $25 for the issuance of the series B preferred stock and interest of $25 was accrued through May 31, 2012. At May 31, 2013, this left a net balance of $25,000 for the secured note payable.

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2013

NOTE 7 - FIXED ASSET DEPRECIATION

On May 25, 2011, the Company purchased a cast aluminum two-piece mold for $12,524, and on June 20, 2011 the Company purchased radio equipment for its display model for $385. Further, the Company paid for engraving of its logo into the mold for $855 on September 13, 2011, and a printing plate charge was incurred of $428. This equipment was placed into service on September 1, 2011. This equipment has a service life of 20 years. Depreciation has been calculated using the straight-line group depreciation method, whereby the cost of the fixed asset, minus the residual salvage value ($0), is divided by the useful life of the fixed asset. Depreciation of $1,243 accumulated from the date the equipment was placed into service on September 1, 2011 to May 31, 2013.

NOTE 8. Provision for Income Taxes

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

As of May 31, 2013, the Company had net operating loss carry forwards of $227,592 that may be available to reduce future years' taxable income through 2012. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at May 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$79,657	$58,443
Less: valuation allowance	(79,657)	(58,443)
Net deferred tax assets	$ -	$ -

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2013

The valuation allowance for deferred tax assets as of May 31, 2013 was $79,657, as compared to $58,443 as of May 31, 2012. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2013.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Valuation reserve	35.0%
Total	- %

At May 31, 2013, we had an unused net operating loss carryover approximating $227,592 that is available to offset future taxable income which expires beginning 2030.

NOTE 9. Legal Proceedings

The Company is not currently involved in any legal proceedings at this time.

NOTE 10. Subsequent Events

The Company has evaluated subsequent events through the filing date of the financial statements, with no subsequent events to report.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of May 31, 2013.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2013 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended May 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Positions and Offices Held
J. Chad Guidry	36	President, Secretary and Director

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

The following table sets forth summary compensation information for the fiscal year ended May 31, 2013, for our Chief Executive Officer, was appointed on December 27, 2010.

Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by ATVRockN for the last completed fiscal year.

Summary Compensation Table

		Fiscal Year	Salary	Bonus	Awards	Compen- sation	Total
Name	Principal Position	Ending May 31	($)	($)	($)	($)	($)

J. Chad Guidry	CEO/Dir.	2013	0	0	0	0	0
		2012	9,000	0	0*	0	9,000
		2011	3,000	0	0	0	3,000

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

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officer named in the Summary Compensation Table at September 13, 2013.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end May 31, 2013.

Outstanding Equity Awards at Fiscal Year-Ending May 31, 2013

We did not have any outstanding equity awards from inception through fiscal year end May 31, 2013.

Option Exercises for Fiscal Year-Ending May 31, 2013

There were no options exercised by our named executive officer from inception through fiscal year end May 31, 2013.

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

Director Compensation

During the year ending May 31, 2012, our director received a salary of $9,000 and related payroll taxes. We did not pay our directors any compensation during the fiscal year ending May 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 13, 2013 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 13, 2013 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of ATVRockN's common stock.

The percentages below are calculated based on 66,500,000 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS BEFORE CONVERSION(1)	PERCENT OF CLASS AFTER CONVERSION(2)
Common Stock	J. Chad Guidry (3)	66,000,000	99.25%	34.46%

Ownership upon conversion of Shareholders'
preferred stock

Common Stock	Legal Beagle Services (4)	125,000,000	0.0%	65.27%
Preferred Stock	Legal Beagle Services(4)(5)	1,250,000	100%	100%

DIRECTORS AND OFFICERS AS A GROUP
	(1 person)	66,000,000	99.25%	34.46%

(1)   Percent of Class based on 66,500,000 shares before conversion of registered preferred stock.

(2)   Percent of Class based on 191,500,000 shares after conversion of the 1,250,000 registered preferred stock.

(3)   J. Chad Guidry, 1813 Winners Cup Dr., Las Vegas, NV 89117

(4)   Legal Beagle Services, 1499 MacDonald Ranch Dr., Henderson, NV 89012. Ed De Stefano is beneficial owner who exercises the sole voting and dispositive powers with respect to the shares owned and has the ultimate voting control over the shares held this entity.

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

If Legal Beagle Services converts their registered preferred stock to common stock, they will own 65.27% of our common stock. This would result in a change of control of the Company.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole officer/director is also our primary shareholder. Our sole officer/director controls 66,000,000 shares of our common stock, or 99.25% of our outstanding common stock.

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

During the year ended May 31, 2013, Mr. J. Chad Guidry, a director of the Company loaned $21,030 to the Company for working capital. This loan is unsecured, payable on demand and bears no interest. As of May 31, 2013, $6,899 of this loan has been paid.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs, 50 South Jones Blvd., Suite 202, Las Vegas, NV 89107 served as our principal independent public accountants for the fiscal years ending May 31, 2013 and May 31, 2012. Aggregate fees billed to us for the years ended May 31, 2013 and May 31, 2012 were as follows:

	For Year Ended May 31,	For the Year Ended May 31
	2013	2012
(1) Audit Fees (1)	$10,000	$10,023
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 – Exhibits

The following exhibits are filed as part of this registration statement:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	09/19/2011
3.2	Bylaws, as currently in effect		S-1		3.2	09/19/2011
5.1	Opinion of Thomas C. Cook, Esq., regarding the legality of the securities being registered		S-1	Aug. 31, 2011	5.2	11/08/2011
10.1	Promissory Note between ATVRockN and Dan Berger dated May 23, 2011		S-1	Aug. 31, 2011	10.1	11/08/2011
10.2	Addendum to Promissory Note for Callable and Convertible Preferred Shares Secured by Ownership Rights in Tooling Mold dated April 13, 2012		S-1	Feb. 29, 2012	10.2	04/26/2012
23.1	Consent of Seale & Beers, CPAs	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
101	*	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtesible Business Reporting Language):
		(1) Consolidated Balance Sheets at May 31, 2013 and May 31, 2012.
		(2) Consolidated Statements of Operations for the year ended May 31, 2013, May 31, 2012 and the period from December 27, 2010 (inception) to May 31, 2013.
		(3) Consolidated Statements of Cash Flows for the year ended May 31, 2013, May 31, 2012 and the period from April 12, 2011 (inception) to May 31, 2013.
		(4) Notes to the financial statements

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

ATVRockN Registrant

Date: September 13, 2013	/s/ J. Chad Guidry
Name: J. Chad Guidry
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Chad Guidry (J. Chad Guidry)	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial and Accounting Officer)	September 13, 2013