Form 10-Q
period 2013-08-31
ATVROCKN
filed 2013-09-27
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2013

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

As of September 27, 2013, the registrant’s outstanding common stock consisted of 66,500,000 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Table of Contents

ATVROCKN

Index to Form 10-Q

For the Quarterly Period Ended August 31, 2013

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Balance Sheets

	August 31, 2013	May 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 5,002	$ 5,000
Inventory	94	94
Prepaid expenses	-	-
Total current assets	5,096	5,094

Fixed assets:
Furniture and equipment, net	12,773	12,950
Total fixed assets	12,773	12,950
TOTAL ASSETS	$ 17,869	$ 18,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 6,546	$ 1,785
Accrued expense - estimated payroll taxes	1,800	1,800
Due to related party	14,383	14,265
Accrued interest	7,611	6,361
Secured note payable, net	25,000	25,000
Total current liabilities	55,340	49,211

Stockholders' equity:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	25	25
authorized, 25,000 and 25,000 issued and
outstanding as of 8/31/2013 and 5/31/2013,
Respectively
Convertible Preferred stock Series A, $0.001 par	1,250	1,250
value, 5,000,000 shares authorized, 1,250,000
and 1,250,000 issued and outstanding as of
8/31/2013 and 5/31/2013, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
8/31/2013 and 5/31/2013, respectively
Common stock, $0.001 par value, 185,000,000 shares	66,500	66,500
authorized, 66,500,000 and 66,500,000 issued and
outstanding as of 8/31/2013 and 5/31/2013,
Respectively
Additional paid-in capital	128,650	128,650
Deficit accumulated during development stage	(233,896)	(227,592)
Total stockholders' equity	(37,471)	(31,167)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 17,869	$ 18,044

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statement of Operations

	For the three months ending August 31, 2013	For the three months ending August 31, 2012	From Inception (December 27, 2010) to August 31, 2013
Revenue	$ -	$ -	$ 11,165
Cost of goods sold	-	-	8,854
Gross profit	-	-	2,311

Expenses:
Audit fees	4,773	-	24,796
Depreciation	178	178	1,420
Estimated payroll taxes	-	-	1,800
General & administrative	103	39,055	72,305
Salaries	-	-	12,000
Total expenses	5,054	39,233	112,321

Operating loss	$ (5,054)	$ (39,233)	$ (110,010)

Other Income (Expenses):
Amortization on original issue discount	-	-	(25)
Interest expense	(1,250)	(1,250)	(11,361)
Beneficial conversion feature of
convertible preferred stock	-	-	(112,500)
Total other income (expenses)	(1,250)	(1,250)	(123,886)

Net income (loss) applicable to
common shareholders	$ (6,304)	$ (40,483)	$ (233,896)

outstanding- basic	66,500,000	66,000,000

Loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

	For the three months ending August 31, 2013	For the three months ending August 31, 2012	From Inception (December 27, 2010) to August 31, 2013
OPERATING ACTIVITIES
Net loss	$ (6,304)	$ (40,483)	$ (233,896)
Adjustment to reconcile net loss to net cash used by
operating activities:
Beneficial conversion feature expense	-	-	112,500
Increase (decrease) in accounts payable	4,773	-	6,546
Increase in accrued expenses	1,250	1,250	9,410
(Increase) decrease in discount on note payable	-	-	-
Increase in expenses paid by related party on behalf of the Company	-	38,436	38,436
Increase in depreciation	178	178	1,421
Inventory	-	-	(94)
(Increase) in prepaid expenses	-	-	-
Net cash used by operating activities	(103)	(618)	(65,677)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(14,192)
Net cash used by investing activities	-	-	(14,192)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	-	12,525
Proceeds from issuance of common stock	-	-	25,000
Contribution to capital	-	-	400
Loan from related party	118	140	48,196
Loan repayment to related party	-	-	(26,250)
Increase in secured note payable	-	-	25,000
Net cash provided by financing activities	118	140	84,871

NET INCREASE IN CASH	15	(478)	5,002
CASH - BEGINNING OF THE PERIOD	4,987	532	-
CASH - END OF THE PERIOD	$ 5,002	$ 54	$ 5,002

NON-CASH ACTIVITIES
Conversion of debt	-	46,000	46,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2013

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2013 audited financial statements. The results of operations for the period ended August 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 31, 2013, the Company has recognized revenues of $11,165 and has accumulated operating losses of approximately $233,896 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2013

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

August 31, 2013

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

August 31, 2013

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

As of August 31, 2013, there have been no stock options or warrants granted.

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

During the three months ended August 31, 2013, a director of the Company loaned an additional $118 to the Company for working capital, for a total loan of $48,196. This loan is unsecured, payable on demand and bears no interest. As of August 31, 2013, $26,250 of this loan has been paid, leaving a remaining unpaid balance of $21,946.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2013

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

NOTE 7 - FIXED ASSET DEPRECIATION

On May 25, 2011, the Company purchased a cast aluminum two-piece mold for $12,524, and on June 20, 2011 the Company purchased radio equipment for its display model for $385. Further, the Company paid for engraving of its logo into the mold for $855 on August 22, 2011, and a printing plate charge was incurred of $428.00. This equipment was placed into service on September 1, 2011. This equipment has a service life of 20 years. Depreciation has been calculated using the straight-line group depreciation method, whereby the cost of the fixed asset, minus the residual salvage value, is divided by the useful life of the fixed asset. Depreciation of $1,421 accumulated from the date the equipment was placed into service on September 1, 2011 to August 31, 2013.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued, with no subsequent events to report.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended May 31, 2013.

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

Properties

The Company's corporate headquarters are located at: 1813 Winners Cup Dr., Las Vegas, NV 89117. The Company does not own any real property.

RESULTS OF OPERATIONS

For the quarter ending August 31, 2013, the Company recognized no revenues. Since inception on December 27, 2012 through August 31, 2013, the Company recognized revenues of $11,165 with cost of goods of $8,854, which equates to a gross profit of $2,311. This resulted in a profit margin of 20.6% realized on revenues. Management expects the cost of goods to drop, if and when we start manufacturing larger volumes of our molding unit.

For the for the three month period ending August 31, 2013, the Company incurred total operating expenses of $5,054, which consists of $4,773 in audit fees, $178 in depreciation; and $103 in general and administrative costs. This compares to the same quarter ending August 31, 2012 where the Company incurred total operating expenses of $39,233, which consists of $178 in depreciation; and $39,055 in general and administrative costs. The net loss from operations for the three months ending August 31, 2013 was $(5,054) or $(0.00) per common share basic and diluted for the period ending as compared to a net loss from operations of $(39,233) or $(0.00) per common share for the same period last year.

During the nine month period ending August 31, 2013, the Company used net cash of $(103) in operations, used $(0) in investing activities; and generated $118 cash from financing activities. This compares to the same period ending August 31, 2013, where the Company used net cash of $(618); used $(0) in investing activities and generated $140 cash from financing activities.

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

Management of the Company is currently exploring various business strategies to help the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by the new majority owner and/or the Company's management. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Part of the evaluation will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.

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

Liquidity and Capital Resources

As of August 31, 2013, ATVRockN had $5,002 in cash and cash equivalents and $94 in inventory for total current assets of $5,096. The Company had total assets of $17,869. As of August 31, 2013, ATVRockN had total current liabilities of $55,340.

Management has been seeking different options to raise additional debt or equity financing to fund ongoing operations and necessary working capital, without success. There are no assurances that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to August 31, 2013, the Company recognized revenues of $11,165.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending August 31, 2013, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended August 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending August 31, 2013.

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

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Interim Condensed Balance Sheets at August 31, 2013 (unaudited), and May 31, 2013 (audited).

(2) Unaudited Interim Condensed Statements of Operations for the three-month and three month period ended August 31, 2013, August 31, 2012, and the period from inception to August 31, 2013.

(3) Unaudited Interim Condensed Statements of Cash Flows for the three-month period ended August 31, 2013, August 31, 2012, and the period from inception to August 31, 2013.

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

Date: September 27, 2013

ATVRockN
Registrant
By: /s/ J. Chad Guidry
J. Chad Guidry Director and CEO (principal executive, financial and accounting officer)