Form 10-Q
period 2013-11-30
ATVROCKN
filed 2014-01-14
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2013

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

As of January 13, 2014, the registrant’s outstanding common stock consisted of 66,500,000 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Table of Contents

ATVROCKN

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2013

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Condensed Balance Sheets	3
	Unaudited Interim Condensed Statements of Operations	4
	Unaudited Interim Condensed Statements of Cash Flows	5

	Notes to the Unaudited Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4T.	Controls and Procedures	20

PART II	Other Information	23

ITEM 1.	Legal Proceedings	23

ITEM 1A.	Risk Factors	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3	Defaults Upon Senior Securities	23

ITEM 4	Submission of Matters to a Vote of Security Holders	23

ITEM 5	Other Information	23

ITEM 6	Exhibits	24

	SIGNATURES	25

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Balance Sheets

	November 30, 2013	May 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 11	$ 5,000
Inventory	94	94
Prepaid expenses	-	-
Total current assets	105	5,094

Fixed assets:
Furniture and equipment, net accumulated depreciation of	12,596	12,950
$1,597 and $1,242, respectively
Total fixed assets	12,596	12,950
TOTAL ASSETS	$ 12,701	$ 18,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 23	$ 1,785
Accrued expense - estimated payroll taxes	1,800	1,800
Due to related party	17,093	14,265
Accrued interest	8,861	6,361
Secured note payable, net	25,000	25,000
Total current liabilities	52,777	49,211

Stockholders' equity:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	25	25
authorized, 25,000 and 25,000 issued and
oustanding as of 11/30/2013 and 5/31/2013,
Respectively
Convertible Preferred stock Series A, $0.001 par	1,250	1,250
value, 5,000,000 shares authorized, 1,250,000
and 1,250,000 issued and outstanding as of
11/30/2013 and 5/31/2013, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
11/30/2013 and 5/31/2013, respectively
Common stock, $0.001 par value, 185,000,000 shares	66,500	66,500
authorized, 66,500,000 and 66,500,000 issued and
outstanding as of 11/30/2013 and 5/31/2013,
Respectively
Additional paid-in capital	128,650	128,650
Deficit accumulated during development stage	(236,501)	(227,592)
Total stockholders' equity	(40,076)	(31,167)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 12,701	$ 18,044

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statement of Operations

	For the three months ended November 30, 2013	For the three months ended November 30, 2012	For the six months ended November 30, 2013	For the six months ended November 30, 2012	From Inception (December 27, 2010) to November 30, 2013
Revenue	$ -	$ -	$ -	$ -	$ 11,165
Cost of goods sold	-	-	-	-	8,854
Gross profit	-	-	-	-	2,311

Expenses:
Audit fees	977	1,750	5,750	1,750	25,773
Depreciation	178	178	356	355	1,597
Estimated payroll taxes	-	-	-	-	1,800
General & administrative	200	3,729	304	42,785	72,506
Salaries	-	-	-	-	12,000
Total expenses	1,355	5,657	6,410	44,890	113,676

Net loss	($1,355)	($5,657)	($6,410)	($44,890)	($111,365)

Other Income (Expenses):
Amortization on original issue discount	-	-	-	-	(25)
Interest income (expense)	(1,250)	(1,250)	(2,500)	(2,500)	(12,611)
Beneficial conversion feature of
convertible preferred stock	-	-	-	-	(112,500)
Total other income (expenses)	(1,250)	(1,250)	(2,500)	(2,500)	(125,136)

Net income (loss) applicable to
common shareholders	$ (2,605)	$ (6,907)	$ (8,910)	$ (47,390)	$ (236,501)

Weighted average number of common shares
outstanding- basic	66,500,000	66,000,000	66,500,000	66,000,000

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

	For the six months ended November 30, 2013	For the six months ended November 30, 2012	From Inception (December 27, 2010) to November 30, 2013
OPERATING ACTIVITIES
Net loss	$ (8,910)	$ (47,390)	$ (236,501)
Adjustment to reconcile net loss to net cash used by
operating activities:
Beneficial conversion feature expense	-	-	112,500
Increase (decrease) in accounts payable	(1,763)	94	10
Increase in accrued expenses	2,500	2,500	10,661
(Increase) decrease in discount on note payable	-	-	-
Increase in expenses paid by related party on behalf of	-	38,436	38,436
the Company
Increase in depreciation	356	355	1,599
Inventory	-	(94)	(94)
(Increase) in prepaid expenses	-	-	-
Net cash used by operating activities	(7,817)	(6,099)	(73,390)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(14,192)
Net cash used by investing activities	-	-	(14,192)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	-	12,525
Proceeds from issuance of common stock	-	-	25,000
Contribution to capital	-	-	400
Loan from related party	2,828	14,530	50,906
Loan repayment to related party	-	(6,399)	(26,250)
Increase in secured note payable	-	-	25,000
Net cash provided by financing activities	2,828	8,131	87,593

NET INCREASE IN CASH	(4,989)	2,032	11
CASH - BEGINNING OF THE PERIOD	5,000	533	-
CASH - END OF THE PERIOD	$ 11	$ 2,565	$ 11

NON-CASH ACTIVITIES
Conversion of debt	-	46000	46,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2013

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2013 audited financial statements. The results of operations for the period ended November 30, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2013, the Company has recognized revenues of $11,165 and has accumulated operating losses of approximately $236,501 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2013

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

NOTE 4 - STOCKHOLDERS' EQUITY AND CONTRIBUTED CAPITAL

Series B Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value series B preferred stock, of which 25,000 shares are issued and outstanding. Series B Preferred Stock has liquidation and first position ownership rights on any assets owned by the corporation. The Series B Preferred Stock has no voting rights and are not entitled to receive dividends. The holders of Series B Callable Preferred Stock shall be entitled to interest payments on monies paid or loaned to the corporation for their Series B Preferred Shares and a first position in a security interest on any assets of the corporation upon default of a loan to the corporation, liquidation or dissolution of the corporation. Further, the corporation may call these shares at any time provided the holders of the Series B Preferred Stock are paid the amount of monies they paid for their Series B Preferred stock along with any interest due. Upon the payment of principal and interest to the Series B Preferred shareholders, the shares must be returned to the corporation.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2013

On May 24, 2011, the Company issued 25,000 shares of its series B preferred stock to a shareholder upon execution of a Promissory Note for cash of $25,000 and an a collateral security interest in the Company's molding tool. The loan will accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. The Company could buy back the 25,000 preferred shares and security interest in the tooling mold for $25,000 plus the balance of interest owed on the pay-off date. If the loan is paid off after May 23, 2014, the Company would owe $25,000, plus the unpaid pro-rata interest of $1,250 per quarter owed.

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

November 30, 2013

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

As of November 30, 2013, there have been no stock options or warrants granted.

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

During the six months ended November 30, 2013, a director of the Company loaned an additional $2,828 to the Company for working capital, for a total loan of $43,343. This loan is unsecured, payable on demand and bears no interest. As of November 30, 2013, $26,250 of this loan has been paid, leaving a remaining unpaid balance of $17,093.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2013

NOTE 6 - SECURED NOTE PAYABLE

On May 24, 2011, the Company issued 25,000 shares of its series B preferred stock to a shareholder upon execution of a Promissory Note for cash of $25,000 and an a collateral security interest in the Company's molding tool. The loan will accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. The Company could buy back the 25,000 preferred shares and security interest in the tooling mold for $25,000 plus the balance of interest owed on the pay-off date. If the loan is paid off after May 23, 2014, the Company would owe $25,000, plus the unpaid pro-rata interest of $1,250 per quarter owed.

NOTE 7 - FIXED ASSET DEPRECIATION

On May 25, 2011, the Company purchased a cast aluminum two-piece mold for $12,524, and on June 20, 2011 the Company purchased radio equipment for its display model for $385. Further, the Company paid for engraving of its logo into the mold for $855 on August 22, 2011, and a printing plate charge was incurred of $428.00. This equipment was placed into service on September 1, 2011. This equipment has a service life of 20 years. Depreciation has been calculated using the straight-line group depreciation method, whereby the cost of the fixed asset, minus the residual salvage value, is divided by the useful life of the fixed asset. Depreciation of $1,597 accumulated from the date the equipment was placed into service on September 1, 2011 to November 30, 2013.

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

Properties

The Company's corporate headquarters are located at: 1813 Winners Cup Dr., Las Vegas, NV 89117. The Company does not own any real property.

RESULTS OF OPERATIONS

For the quarter ending November 30, 2013, the Company recognized no revenues. Since inception on December 27, 2012 through November 30, 2013, the Company recognized revenues of $11,165 with cost of goods of $8,854, which equates to a gross profit of $2,311. This resulted in a profit margin of 20.6% realized on revenues. Management expects the cost of goods to drop, if and when we start manufacturing larger volumes of our molding unit.

For the for the quarter ending November 30, 2013, the Company incurred total operating expenses of $1,355, which consists of $977 in audit fees, $178 in depreciation; and $200 in general and administrative costs. This compares to the same quarter ending November 30, 2012 where the Company incurred total operating expenses of $5,657, which consists of $1,750 in audit fees, $178 in depreciation; and $3,729 in general and administrative costs. The net loss from operations for the quarter ending November 30, 2013 was $(1,355) or $(0.00) per common share basic and diluted for the period ending as compared to a net loss from operations of $(5,657) or $(0.00) per common share for the same period last year.

For the for the six months ending November 30, 2013, the Company incurred total operating expenses of $6,410, which consists of $5,750 in audit fees, $356 in depreciation, and $304 in general and administrative costs. This compares to the same six months ending November 30, 2012 where the Company incurred total operating expenses of $44,890, which consists of $1,750 in audit fees, $355 in depreciation; and $42,785 in general and administrative costs. The net loss from operations for the six months ending November 30, 2013 was $(6,410) or $(0.00) per common share basic and diluted for the period ending as compared to a net loss from operations of $(44,890) or $(0.00) per common share for the same period last year.

During the six month period ending November 30, 2013, the Company used net cash of $(7,804) in operations, used $(0) in investing activities; and generated $2,828 cash from financing activities. This compares to the same period ending November 30, 2012, where the Company used net cash of $(6,099); and generated $8,131 cash from financing activities.

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

The company is in the process of designing and engineering roof mounted sound and lighting systems for the Polaris models, specifically the Ranger and Razor. Management has no agreements with Polaris to build this unit. Management has already completed the design process and specifications for this unit. This next step is to make a mold where the product can be mass produced. The cost of making this mold is approximately $15,000. The Company would need to spend another $10,000 to build inventory and market the product. Management is currently evaluating whether the company can generate sufficient revenues to pay for this mold or whether or not additional outside funding will be required. Management hopes to have this mold completed by June, 2014. There are no assurances once this roof mounted sound and lighting system is produced, there will be a market for the product.

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

Liquidity and Capital Resources

As of November 30, 2013, ATVRockN had $11 in cash and cash equivalents and $94 in inventory for total current assets of $105. The Company had total assets of $12,701. As of November 30, 2013, ATVRockN had total current liabilities of $52,777.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, ATVRockN anticipates generating losses and therefore may be unable to continue operations in the future. ATVRockN anticipates it will require additional capital in order to develop its business. ATVRockN may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

Management has had difficulties in raising the required capital to build additional molds. Management is currently exploring various business strategies to help the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by the Company's management. In analyzing prospective businesses opportunities, the Company will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Part of the evaluation will also consider the nature of present and expected competition; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to November 30, 2013, the Company recognized revenues of $11,165.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of November 30, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending November 30, 2013, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended November 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2013 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending November 30, 2013.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Interim Condensed Balance Sheets at November 30, 2013 (unaudited), and May 31, 2013 (audited).

(2) Unaudited Interim Condensed Statements of Operations for the three-month and six month period ended November 30, 2013, November 30, 2012, and the period from inception to November 30, 2013.

(3) Unaudited Interim Condensed Statements of Cash Flows for the six-month period ended November 30, 2013, November 30, 2012, and the period from inception to November 30, 2013.

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

Date: January 13, 2014

ATVRockN
Registrant
By: /s/ J. Chad Guidry
J. Chad Guidry Director and CEO (principal executive, financial and accounting officer)