Form 10-Q
period 2014-02-28
ATVROCKN
filed 2014-04-14
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54739

ATVRockN

(Exact name of registrant as specified in its charter)

Nevada	27-4594495
(State or Other Jurisdiction	(I.R.S. Employer
of InCompany or Organization)	Identification No.)

1420 London Road, Suite 100, Duluth, MN	55805
(Address of principal executive offices)	(Zip Code)

Telephone: 218-728-8553

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

As of April 14, 2014, the registrant’s outstanding common stock consisted of 66,500,000 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Table of Contents

ATVROCKN

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2014

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Balance Sheets

	February 28, 2014	May 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ 5,000
Inventory	-	94
Total current assets	-	5,094

Fixed assets:
Furniture and equipment	-	12,950
Total fixed assets	-	12,950
TOTAL ASSETS	$ -	$ 18,044

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 1,773	$ 1,785
Accrued expense - estimated payroll taxes	-	1,800
Other accrued expenses	15,000	-
Due to related party	-	14,265
Accrued interest	-	6,361
Secured note payable, net	-	25,000
Total current liabilities	16,773	49,211

Stockholders' deficit:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	25
authorized, none and 25,000 issued and
outstanding as of 2/28/2014 and 5/31/2013,
respectively
Convertible Preferred stock Series A, $0.001 par	1,250	1,250
value, 5,000,000 shares authorized, 1,250,000
and 1,250,000 issued and outstanding as of
2/28/2014 and 5/31/2013, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
2/28/2014 and 5/31/2013, respectively
Common stock, $0.001 par value, 185,000,000 shares	66,500	66,500
authorized, 66,500,000 and 66,500,000 issued and
outstanding as of 2/28/2014 and 5/31/2013,
respectively
Additional paid-in capital	179,629	128,650
Deficit accumulated during development stage	(264,152)	(227,592)
Total stockholders' deficit	(16,773)	(31,167)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 18,044

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statement of Operations

	For the three months ended February 28, 2014	For the three months ended February 28, 2013	For the nine months ended February 28, 2014	For the nine months ended February 28, 2013	From Inception (December 27, 2010) to February 28, 2014
Revenue	-	-	-	-	11,165
Cost of goods sold	-	-	-	-	8,854
Gross profit	-	-	-	-	$2,311

Expenses:
Professional fees	16,750	1,750	22,500	8,250	42,523
Depreciation	176	178	532	533	1,775
Estimated payroll taxes	(1,800)	-	(1,800)	-	-
General & administrative expenses	107	1,855	410	44,640	72,611
Salaries	-	-	-	-	12,000
Total expenses	15,233	3,783	21,642	53,423	128,909

Operating loss	($15,233)	($3,783)	($21,642)	($53,423)	($126,598)

Other Income (Expenses):
Amortization on original issue discount	-	-	-	-	(25)
Interest income (expense)	-	(1,250)	(2,500)	(3,750)	(12,611)
Impairment of equipment	(12,418)		(12,418)		(12,418)
Beneficial conversion feature of
convertible preferred stock	-	-	-	-	(112,500)
Total other income (expenses)	(12,418)	(1,250)	(14,918)	(3,750)	(137,554)

Net loss applicable to
common shareholders	($27,651)	($5,033)	($36,560)	($57,173)	($264,152)

Net loss per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding - basic	66,500,000	66,000,000	66,500,000	66,000,000

Weighted average shares outstanding - diluted	191,500,000	191,000,000	191,500,000	191,000,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statements of Stockholders’ Deficit

								Deficit
								Accumulated
								During	Total
	Series B Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Inception, December 27, 2010	-	-	-	-	-	-	-	-	-

December 27, 2010 Contributed Capital	-	-	-	-	-	-	400	-	400

December 27, 2010 Founders' shares issued for cash at $0.001 per share	-	-	-	-	20,000,000	20,000	-	-	20,000

May 24, 2011 Series B Preferred shares issued at discount	25,000	25	-	-	-	-	-	-	25

May 31, 2011 Series A Preferred shares issued for cash at $0.01 per share	-	-	1,250,000	1,250	-	-	11,250	-	12,500

Deemed interest from beneficial conversion feature on Series A preferred stock	-	-	-	-	-	-	112,500	-	112,500

Net loss	-	-	-	-	-	-	-	(116,916)	(116,916)

Balance, May 31, 2011	25,000	25	1,250,000	1,250	20,000,000	20,000	124,150	(116,916)	28,509

Net loss	-	-	-	-	-	-	-	(50,063)	(50,063)

Balance, May 31, 2012	25,000	25	1,250,000	1,250	20,000,000	20,000	124,150	(166,979)	(21,554)

June 15, 2012 Shares issued for debt conversion	-	-	-	-	46,000,000	46,000	-	-	46,000

October 23, 2012, Common shares issued for cash at $0.01 per share	-	-	-	-	500,000	500	4,500	-	5,000

Net loss	-	-	-	-	-	-	-	(60,613)	(60,613)

Balance, May 31, 2013	25,000	25	1,250,000	1,250	66,500,000	66,500	128,650	(227,592)	(31,167)

Return of Series B Preferred shares in exchange for cancellation of debt	(25,000)	(25)	-	-	-	-	33,886	-	33,861

Forgiveness of accumulated cash advances from shareholder of Company	-	-	-	-	-	-	17,093	-	17,093

Net loss	-	-	-	-	-	-	-	(36,560)	(36,560)

Balance, February 28, 2014	-	-	1,250,000	1,250	66,500,000	66,500	179,629	(264,152)	(16,773)

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

	For the nine months ended February 28, 2014	For the nine months ended February 28, 2013	From Inception (December 27, 2010) to February 28, 2014
OPERATING ACTIVITIES
Net loss	(36,560)	(57,173)	(264,152)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation expense	532	532	1,775
Conversion of beneficial interest	-	-	112,500
Impairment of fixed assets	12,418		12,418
Changes in operating assets and liabilities:
Inventory	94	(94)	-
Accounts payable	(12)	-	1,761
Accrued interest	2,500	-	2,500
Increase in accrued expenses paid by related party	-	38,436	38,436
on behalf of the Company
Accrued expenses	13,200	3,750	21,361
Net cash used in operating activities	(7,828)	(14,549)	(73,401)

INVESTING ACTIVITIES
Advances from shareholder	2,828		2,828
Cash paid for purchase of fixed assets	-	-	(14,192)
Net cash provided by (used in) investing activities	2,828	-	(11,364)

FINANCING ACTIVITIES
Cash overdraft	-	-	12
Proceeds from issuance of Series A preferred stock	-	-	12,525
Proceeds from capital contribution	-	-	400
Proceeds from issuance of common stock	-	-	25,000
Proceeds from loan to related party	-	14,131	48,078
Proceeds from long term debt (related to series B preferred stock)	-	-	25,000
Increase in secured note payable	-	-	(26,250)
Net cash provided by financing activities	-	14,131	84,765

NET DECREASE IN CASH	(5,000)	(418)	-
CASH - BEGINNING OF THE PERIOD	5,000	533	-
CASH - END OF THE PERIOD	-	$115	-

NON-CASH ACTIVITIES
Conversion of debt	-	46,000	46,000
Conversion of promissory note and advances from shareholder	50,979	-	50,979

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2014

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders’ deficit and cash flows at February 28, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2013 audited financial statements. The results of operations for the period ended February 28, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2014, the Company has recognized revenues of $11,165 and has accumulated operating losses of approximately $264,152 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2014

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

NOTE 4 - STOCKHOLDERS' EQUITY AND CONTRIBUTED CAPITAL

Series B Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series B Preferred Stock, of which 25,000 shares are issued and outstanding. Series B Preferred Stock has liquidation and first position ownership rights on any assets owned by the Company. The Series B Preferred Stock has no voting rights and are not entitled to receive dividends. The holders of Series B Preferred Stock shall be entitled to interest payments on monies paid or loaned to the corporation for their Series B Preferred Shares and a first position in a security interest on any assets of the Company upon default of a loan to the Company, liquidation or dissolution of the Company. Further, the Company may call these shares at any time provided the holders of the Series B Preferred Stock are paid the amount of monies they paid for their Series B Preferred Stock along with any interest due. Upon the payment of principal and interest to the Series B Preferred Stock shareholders, the shares must be returned to the Company.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2014

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan will accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 25,000 shares of series B preferred stock for cancellation.

Series A Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series A Preferred Stock, of which 1,250,000 shares are issued and outstanding. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

On May 31, 2011, the Company issued 1,250,000 shares of its Series A Preferred Stock to shareholders in exchange for cash of $12,500. Each share of the Series A Preferred Stock can be exchanged for one hundred (100) shares of Common Stock of the Company. This Series A Preferred Stock was issued with a beneficial conversion feature totaling $112,500. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in-capital. If the issued and outstanding preferred stock were to be converted into common stock, and each beneficial owner held less than 4.9% of the stock, the common stock would be increased by 125,000,000 shares.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C Preferred Stock, of which no shares are issued and outstanding. The designation of these shares have yet to be determined by the Board of Directors.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2014

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

On January 28, 2014, the holder of the 25,000 shares of the Company’s Series B Preferred Stock (a former director of the Company) forgave the debt owed to the Company and returned the 25,000 shares of Series B Preferred Stock for cancellation. The forgiveness of this promissory note as well as other cash advances that have been made to the Company resulted in a capital contribution in the amount of $50,979.

As of February 28, 2014, there have been no stock options or warrants granted.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2014

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

During the nine months ended February 28, 2014, a director of the Company advanced an additional $2,828 to the Company for working capital. These advances are unsecured, payable on demand and bears no interest. On January 28, 2014, a former director of the Company forgave the amount owed, leaving no unpaid balance as of February 28, 2014. The amounts that are included in the $50,979 which resulted in an increase in additional paid-in capital are as follows:

•         $25,000 promissory note along with $8,861 of interest that had accrued on promissory note;

•         $17,093 in advances of which $2,828 was advanced during the nine months ended February 28, 2014;

•         $25 of Series B Preferred Stock equity that was given back to the Company for cancellation

NOTE 6 - SECURED NOTE PAYABLE

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder and Director upon execution of a Promissory Note for cash of $25,000 and an a collateral security interest in the Company's molding tool. The loan will accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder forgave the debt owed and returned 25,000 shares of series B preferred stock for cancellation.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2014

NOTE 7 - FIXED ASSET DEPRECIATION

On May 25, 2011, the Company purchased a cast aluminum two-piece mold for $12,524, and on June 20, 2011 the Company purchased radio equipment for its display model for $385. Further, the Company paid for engraving of its logo into the mold for $855 on August 22, 2011, and a printing plate charge was incurred of $428.00. This equipment was placed into service on September 1, 2011. This equipment has a service life of 20 years. Depreciation has been calculated using the straight-line group depreciation method, whereby the cost of the fixed asset, minus the residual salvage value, is divided by the useful life of the fixed asset. Depreciation of $1,775 accumulated from the date the equipment was placed into service on September 1, 2011 to February 28, 2014. On January 31, 2014 the Company recorded an impairment charge associated with the remaining book value of the Company’s fixed asset balances in the amount of $12,418.

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

History and Organization

ATVRockN (the "Company" or the "Registrant") was incorporated on December 27, 2010 as ATVRockN, as a Nevada Company. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements.

Business of Issuer

Under our original business plan, it was our intention to market a "housing molding" product to place audio equipment and lighting on 4-wheel drive vehicles such as All Terrain Vehicles (“ATV”) and Utility Terrain Vehicles (“UTV”). We did not manufacturer any units, we utilize the services of a contract manufacturer to make the unit for us. We had no material agreement with our contract manufacturer other than we pay them to produce product for us based on our needs. As we are undercapitalized, we were unable to produce the required housing molding(s) we believe would best sell in the ATV/UTV aftermarket.

Overview

Management is currently seeking new business opportunities referred by various sources, including its officer/director, professional advisors, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek businesses from all known sources, but will rely principally on personal contacts of the officer/director and his affiliates, as well as indirect associations between him and other business and professional people.

We will not restrict our search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. It may participate in a newly organized business venture. On the other hand, we may select a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value for ATVRockN.

The period within which we may participate in a business on completion of this offering cannot be predicted and will depend on circumstances beyond our control, including the availability of businesses, the time required to complete our investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for our participation, and other circumstances. It is anticipated that the analysis of specific proposals and the selection of a business will take several months.

It is possible that we may propose to acquire a business in the development stage. A business is in the development stage if it is devoting most of its efforts to establishing a new business, and planned principal operations have either not commenced or not yet resulted in significant revenues.

Competition

We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their more substantial financial resources and prior experience in business. We face as well numerous other smaller companies at the same stage of development as we are.

Patents, Trademarks and Licenses

We do not have any trademarks, patents, or other intellectual property.

Based on the nature of our business, we do not expect to file any trademarks or patents.

Properties

The Company's corporate headquarters are located at: 1420 London Road, Suite 100, Duluth, MN 55805. The Company does not own any real property.

RESULTS OF OPERATIONS

For the quarter ending February 28, 2014, the Company recognized no revenues. Since inception on December 27, 2012 through February 28, 2014, the Company recognized revenues of $11,165 with cost of goods of $8,854, which equates to a gross profit of $2,311. This resulted in a profit margin of 20.6% realized on revenues.

For the quarter ending February 28, 2014, the Company incurred total operating expenses of $15,233, which consisted of $16,750 in professional fees, $176 in depreciation, $(1,800) in estimated payroll taxes, and $107 in general and administrative costs. This compares to the same quarter ending February 28, 2013 where the Company incurred total operating expenses of $3,783, which consists of $1,750 in audit fees, $178 in depreciation; and $1,855 in general and administrative costs. The net loss from operations for the quarter ending February 28, 2014 was $(27,651) or $(0.00) per common share basic and diluted for the period ending as compared to a net loss from operations of $(5,033) or $(0.00) per common share for the same period last year.

For the for the nine months ending February 28, 2014, the Company incurred total operating expenses of $21,642, which consists of $22,500 in professional fees, $532 in depreciation, $(1,800) in estimated payroll taxes, and $410 in general and administrative costs. This compares to the same nine months ending February 28, 2013 where the Company incurred total operating expenses of $53,423, which consists of $8,250 in audit fees, $533 in depreciation; and $44,640 in general and administrative costs. The net loss from operations for the nine months ending February 28, 2014 was $(36,560) or $(0.00) per common share basic and diluted for the period ending as compared to a net loss from operations of $(57,173) or $(0.00) per common share for the same period last year.

During the nine month period ending February 28, 2014, the Company used net cash of $7,828 in operations, obtained $2,828 from investing activities; and generated $0 cash from financing activities. This compares to the same period ending February 28, 2013, where the Company used net cash of $14,549 in operations; and generated $14,131 cash from financing activities.

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

We have no plans to perform any product research and development at this time.

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

Liquidity and Capital Resources

As of February 28, 2014, ATVRockN had $0 in cash and cash equivalents and total current assets of $0. As of February 28, 2014, ATVRockN had total current liabilities of $16,773.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to February 28, 2014, the Company recognized revenues of $11,165.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of February 28, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Accounting Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending February 28, 2014, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended February 28, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this report.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending February 28, 2014.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Interim Condensed Balance Sheets at February 28, 2014 (unaudited), and May 31, 2013 (audited).

(2) Unaudited Interim Condensed Statements of Operations for the three-month and nine month period ended February 28, 2014, February 28, 2013, and the period from inception to February 28, 2014.

(3) Unaudited Interim Condensed Statements of Stockholders’ Deficit for the period from inception to February 28, 2014.

(4) Unaudited Interim Condensed Statements of Cash Flows for the nine-month period ended February 28, 2014, February 28, 2014, and the period from inception to February 28, 2014.

(5) Notes to the Unaudited Condensed Interim financial statements.

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

Date: April 14, 2014

ATVRockN
Registrant
By: /s/ Hal B. Heyer, M.D.
Hal B. Heyer, M.D. Director and CEO (principal executive, financial and accounting officer)