Form 10-K
period 2014-05-31
ATVROCKN
filed 2014-09-15
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

218-728-8553
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at September 15, 2014, computed by reference to the last sale of $0.60 per-share price quoted on the OTC-BB was $300,000.

There were 66,500,000 shares of Common Stock issued and outstanding as of September 15, 2014.

 Table of Contents

ATVRockN

Index to Form 10-K

For the Year Ended May 31, 2014

PART I
Page Number
TITLE

ITEM 1. BUSINESS	2
ITEM1A. RISK FACTORS	13
ITEM1B. UNRESOLVED STAFF COMMENTS ITEM 2. PROPERTIES	23 23
ITEM 3. LEGAL PROCEEDINGS	23
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	24
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	29
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	30
ITEM 9A. CONTROLS AND PROCEDURES ITEM 9B. OTHER INFORMATION	31 34

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	34
ITEM 11. EXECUTIVE COMPENSATION	39
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	40
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	42
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	43

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	44

SIGNATURES	46

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

• changes in accounting principles generally accepted in the United States of America (“U.S. GAAP”) or in the legal, regulatory and legislative environments in the markets in which we operate;

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

In this form 10-K references to "ATVRockN", "the Company", "we," "us," and "our" refer to ATVRockN.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at ATVRockN, 1420 London Road, Suite 100, Duluth, MN 55805.

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

Business of Issuer

Management is currently seeking new business opportunities referred by various sources, including its officer/director, professional advisors, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

Selection of a Business

ATVRockN anticipates that businesses for possible acquisition will be referred by various sources, including its officer/director, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. ATVRockN will seek businesses from all known sources, but will rely principally on personal contacts of the officer/director and his affiliates, as well as indirect associations between him and other business and professional people. While it is not presently anticipated that ATVRockN will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Process of Selection

ATVRockN will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. It may participate in a newly organized business venture. On the other hand, it may select a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of ATVRockN.

Time Frame of the Selection Process

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

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. On the consummation of a transaction, it is likely that ATVRockN 's present management and shareholder will not be in control of the company. In addition, ATVRockN 's sole director may, as part of the terms of the acquisition transaction, resign and his vacancy under Nevada law, NRS 78.335(5) be replaced by new director without vote of our shareholders.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986. In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the stock of the surviving entity. In that case, ATVRockN 's shareholders, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganization between corporate entities where one corporation is merged with or acquires the securities or assets of another.

Generally, we will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuing of any specific amount of stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of

ATVRockN, immediately prior to the transaction, would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that the investors in this offering will experience a significant reduction in their percentage of ownership in the company.

Notwithstanding the fact that the Company is technically the acquiring entity in these circumstances, generally accepted accounting principles will ordinarily require that such a transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which we participate in a business will depend on the nature of the business, our needs and desires and those of the other parties involved in the negotiations , the management of the business, and the relative negotiating strengths of ATVRockN and the other management team.

We will participate in a business only after the negotiation and execution of appropriate written agreements. Although the exact terms of these agreements cannot be predicted, generally they will:

•         require specific representations and warranties by all of the parties involved,

•         specify certain events of default,

•         detail the terms of closing and the conditions which must be satisfied by each of the parties prior to it,

•         outline the manner of bearing costs if the transaction is not closed,

•         set forth remedies on default, and

•         include miscellaneous other terms.

Evaluation Criteria

Despite his non-experience as a professional business analyst, ATVRockN's sole officer/director, Hal B. Heyer, M.D. will carefully examine businesses for acquisition.

Management anticipates the selection of an acquired business will be complex and risky because of the competition for such business opportunities among all segments of the financial community. The nature of the Company's search for the acquisition of a business requires maximum flexibility since the Company will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, product or services investigated. The management of the Company will have virtually unrestricted flexibility in identifying and selecting a prospective acquired business. Besides determining its fair market value, management will consider the following:

•         the acquired business' net worth;

•         the acquired business' total assets;

•         the acquired business' cash flow;

•         costs associated with effecting the business combination;

•         equity interest and possible management participation in the acquired business;

•         earnings and financial condition of the acquired business;

•         growth potential of the acquired business and the industry in which it operates;

•         experience and skill of management and availability of additional personnel of the acquired business;

•         capital requirements of the acquired business;

•         competitive position of the acquired business;

•         stage development of the product, process or service of the acquired business;

•         degree of current or potential market acceptance of the product, process or service of the acquired business; and

•         regulatory environment of the industry in which the acquired business operates.

These criteria are not intended to be exhaustive. As the Company’s sole officer/director searches through the candidates for acquisition, other factors he considers relevant may apply.

The time and costs required to select and evaluate an acquired business candidate, including conducting a due diligence review, and to structure and consummate the business combination, including negotiating relevant agreements and preparing requisite documents for filing in keeping with applicable securities laws and state corporate laws, cannot presently be stated with certainty.

Leverage

ATVRockN may be able to participate in a business involving the use of leverage. Leveraging a transaction involves the acquisition of a business through incurring indebtedness for a portion of the purchase price of that business, which is secured by the assets of the business acquired.

One method by which leverage may be used is to locate an operating business available for sale and arrange for the financing necessary to purchase it. Acquisition of a business in this fashion would enable us to participate in a larger venture than our limited funds would otherwise permit, or use less of our funds to acquire a business and thus commit our remaining funds to the operations of the business acquired.

The likelihood that we could obtain a conventional bank loan for a leveraged transaction would depend largely on the business being acquired and its perceived ability to generate sufficient revenues to repay the debt. Generally, businesses suitable for leveraging are limited to those with income-producing assets that are either in operation or can be placed in operation relatively quickly. We cannot predict whether it will be able to locate any such business. As a general matter it may be expected that ATVRockN will have few, if any, opportunities to examine businesses where leveraging would be appropriate, or to acquire financing with acceptable terms.

Tax Considerations

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. ATVRockN will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to itself, the acquired business, and our respective stockholders. The IRS or other appropriate state tax authorities may, however, attempt to re-characterize the tax treatment of a particular business combination.

Form and Structure of Acquisition

Of the various methods and forms by which we may structure a transaction to acquire another business, management is likely to use, without limitation, one of the following forms:

•         a leveraged buyout transaction in which most of the purchase price is provided by borrowings from one or more lenders or from the sellers in the form of a deferred purchase price;

•         a merger or consolidation of the acquired corporation into or with the Company;

•         a merger or consolidation of the acquired business corporation into or with a subsidiary of the company organized to facilitate the acquisition (a "subsidiary merger"), or a merger or consolidation of such a subsidiary into or with the acquired corporation (a "reverse subsidiary merger");

•         an acquisition of all or a controlling amount of the stock of the acquired corporation followed by a merger of the acquired business into us;

•         an acquisition of the assets of a business by us or a subsidiary organized for such a purpose;

•         a merger or consolidation of the Company with or into the acquired business or such a subsidiary; or

•         a combination of any of the above.

The actual form and structure for a business combination may also be dependent upon numerous other factors pertaining to the acquired business and its stockholders, as well as potential tax accounting treatments afforded the business combination.

As part of an acquisition, we may choose to issue additional securities that could add numerous complications depending on whether or not these would need to be registered. Dilution, change of management, additional costs, time delays or depressed prices for our stock could result.

Daily Operations

We expect to use attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees during the phase devoted to seeking and evaluating business opportunities. The need for employees and their availability will be addressed along with the decisions specific to acquiring or participating in a specific business opportunity.

Until an active business is commenced or acquired, we will have only one employee, our sole officer/director for day-to-day operations. We are unable to make any estimate as to the future number of employees, which may be necessary. If an existing business is acquired it is possible that we would hire its existing staff.

Competition

We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their more substantial financial resources and prior experience in business. We also face numerous other smaller companies at the same stage of development as we are.

Patents, Trademarks and Licenses

We do not have any trademarks, patents, or other intellectual property.

Based on the nature of our business, we do not expect to file any trademarks or patents.

Employees

ATVRockN currently has one employee, its sole officer/director. ATVRockN plans to utilize independent contractors on a part-time/as needed basis to assist in its development activities, marketing, and financial and accounting support.

Item 1A. Risk Factors

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

1. WE HAVE NO OPERATING HISTORY AND LIMITED HISTORICAL FINANCIAL INFORMATION UPON WHICH YOU MAY EVALUATE OUR PERFORMANCE.

We have no operating history and we are subject to all risks inherent in a developing business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered developing a business enterprise and the competitive environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of research and business development. We may not be able to successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our preferred and common stock to the point that the investors may lose their entire investment. Even if we accomplish these objectives, we may not be able to generate positive cash flows or profits that we anticipate in the future.

2. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Annual Report for the year ended May 31, 2014 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended May 31, 2014. Because the Company has been issued an opinion by our auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditor's have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

For the period from inception (December 27, 2010) through the year end for May 31, 2014, we experienced a cumulative operating net loss of $(156,598) and when we include our interest expense and impairment of equipment, our cumulative net loss applicable to common shareholders was $(294,152). Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we are unable to obtain additional funding, we may be forced to cease operations.

COMPANY RISK FACTORS

4. We are in a highly competitive market WITH a small number of business opportunities, there is a risk that we would be an insignificant participant among other companies with larger financial resources.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.

Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies

5. The issuance of additional stock to consummate a business combination will reduce your percentage of ownership in the Company, and reduce the value of your shares.

Our primary plan of operation is based upon a business combination with a private company that, in all likelihood, would result in the issuance of our securities to the shareholders of the private company. The issuance of previously authorized and unissued common stock would result in reduction in percentage of shares owned by present and prospective shareholders of the

Company and may result in a change in control or management.

6. There is a risk, we will not be able to identify any suitable business combinations.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

7. Since we have not conducted any market research, there is a risk that merger or acquisition opportunities do not exist as this time.

We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions we contemplate. Moreover, we do not have, and do not plan to establish, a marketing organization. Even if demand is identified for a merger or acquisition, we cannot assure you that we will be successful in completing a business combination.

8. There can be no assurance of profitability, even once the acquisition has been accomplished.

We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are indicative of development stage companies.

9. The requirement of audited financial statements may disqualify potential business opportunities.

Management believes that any potential business opportunity must provide audited financial statements for review for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

10. The nature of our operations are highly speculative.

The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

11. THERE MAY BE A POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement our business plan, management recognizes that additional staff will be required. No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms. We do not plan to hire any additional employees until our cash flows can justify the expense.

12. OUR MANAGEMENT AND PREFERRED SHAREHOLDER CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of September 15, 2014, our sole officer/director owns 99.2% of our currently issued and outstanding common stock. Our sole officer/director is able to elect all of the directors and continue to control the Company. Additionally, our registered preferred stock Series A shareholder owns 1,241,700 of Series A preferred shares that can be converted into 124,170,000 common shares or 64.8% of the outstanding shares upon conversion.

As a result, our sole officer/director and Series A preferred shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

13. WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Since we are a full reporting company with the U. S. Securities and Exchange Commission, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We project that the total incremental operating expenses of being a public company will be approximately $45,000 for 2015. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

14. As a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we would not incur as a private company. There may be further increases if and when we are no longer an "emerging growth company". The Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and rules subsequently implemented and yet to be implemented by the U. S. Securities and Exchange Commission have imposed and will impose various new requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer an "emerging growth company." For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

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

However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (a) the last day of our fiscal year during which we have total annual gross revenues of at least $1.0 billion; (b) the last day of our fiscal year ending after the fifth anniversary of the first sale of our common equity securities under an effective registration statement; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act.

15. We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

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

RISK FACTORS RELATING TO OUR PREFERRED AND COMMON STOCK.

16. OUR PREFERRED STOCK DOES NOT PAY ANY DIVIDENDS AND CAN BE CONSIDERED ILLIQUID.

We have one Series of Preferred Shares issued and outstanding as of May 31, 2014. Our registered preferred stock, par value $0.001, shall not be entitled to receive any dividends, shall not have any liquidation rights and shall not be entitled to (a) any voting rights or (b) notice of any meeting of the shareholders of the corporation. The registered preferred stock can be converted at the ratio of one hundred (100) shares of Common Stock for every one (1) share of the registered preferred stock converted; however, the conversion is limited whereby the beneficial owner cannot beneficially own in excess of 4.9% of the shares of the Common Stock outstanding immediately after giving effect to such conversion or exercise.

Management has no intention to apply to have any Series of the Company’s preferred stock listed or quoted on any exchange or inter-dealer quotation system. This will make ownership of our preferred shares very illiquid.

17. We have authorized and unissued shares Series A, B and C Preferred stock that may be issued in the future, which would dilute your ownership in the Company.

We have 5,000,000 preferred shares authorized for each of our Series A, B and C preferred stock. We currently have 1,250,000 shares of the registered Series A preferred stock issued and outstanding; no Series B preferred stock issued and outstanding and no Series C stock issued and outstanding. The Series C stock is undesignated at this time. Therefore, if each Series has 5,000,000 authorized, this gives the Board of Directors a great deal of discretion, in the future, to issue more shares in each Series, without shareholder approval. The issuance of more shares of any Series would dilute your ownership in the Company, which would mean your percent of ownership in the Company would decrease.

18. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

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

19. HOLDERS OF OUR PREFERRED AND COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF WE ISSUE ADDITIONAL SHARES OF PREFERRED AND/OR COMMON STOCK IN THE FUTURE.

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

20. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

21. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR PREFERRED AND COMMON STOCK MAY BE NEGATIVELY AFFECTED.

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

As of May 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

22. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

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

No matters were submitted to the shareholders for the period ending May 31, 2014.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

ATVRockN Common Stock, $0.001 par value, was cleared for quotation on the OTC-Bulletin Board on November 20, 2012, under the symbol: ATVK.

There have been a limited amount of trades of the Company’s stock since it was listed on the OTC-BB, there are no assurances that a market will ever develop for the Company's stock.

Year ended May 31, 2014	High	Low
First Quarter	$0.42	$0.32
Second Quarter	$0.42	$0.42
Third Quarter	$1.69	$0.60
Fourth Quarter	$0.60	$0.60

Year ended May 31, 2013	High	Low
First Quarter	$ n/a	$ n/a
Second Quarter	$0.15*	$0.15
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.60	$0.26

* The first trade of the Company’s stock took place on November 28, 2012.

(b) Holders of Common Stock

As of September 15, 2014, there are approximately thirty-six (36) holders of record of our Common Stock and three (3) holders of our Preferred Stock.

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

No shares was issued during the fiscal year ending May 31, 2014.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended May 31, 2014.

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

RESULTS OF OPERATIONS

For the fiscal years ending May 31, 2014 and May 31, 2013, the Company recognized no revenues.

For the for the fiscal year ending May 31, 2014, the Company incurred total operating expenses of $51,642, which consists of $52,500 in professional fees; $532 in depreciation, $(1,800) in estimated payroll taxes and $410 in general and administrative. This compares to the fiscal year ending May 31, 2013, where the Company incurred total operating expenses of $55,613, which consisted of $10,000 in professional fees; $711 in depreciation, and $44,902 in general and administrative. For the fiscal year ending May 31, 2014, the Company had a loss applicable to common shareholders of $(66,560) or $(0.00) per common share basic and diluted for the year ended May 31, 2014 as compared to a loss applicable to common shareholders of $(60,613) or $(0.00) per common share for the year ended May 31, 2013.

During the year ended May 31, 2014, the Company used net cash of $(10,328) in operations, $5,328 was provided by investing activities and no cash was provided by or used in financing activities. During the year ended May 31, 2013, the Company used net cash of $(53,235) in operations, $52,702 was provided by investing activities and $5,000 was provided by financing activities.

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

At this time, the Company has no product research nor development taking place, as such research is not required at this time.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of May 31, 2014, we have one employee who also serves as our sole officer/director. We are dependent upon our sole officer/director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2014, the Company had no cash and cash equivalents on hand. At the same date, the Company had total current liabilities of $46,773.

Management intends to raise additional debt or equity financing to fund ongoing operations and for necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, the Company anticipates generating losses and therefore may be unable to continue operations in the future. The Company anticipates it will require additional capital in order to develop its business. The Company may use a combination of equity and/or debt instruments or enter into a strategic arrangement with a third party. Management has yet to find a solution to its funding requirements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to May 31, 2014, the Company recognized revenues of $11,165.

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

ATVRockN

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ATVROCKN (A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheet of ATVROCKN (A Development Stage Company), as of May 31, 2014; the related statements of operations, stockholders’ deficit and cash flows for the year then ended; the related statement of operations, stockholders’ deficit and cash flows for the period from inception (December 27, 2010) to May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of ATVROCKN for the period from inception to May 31, 2013. Such statements are included in the cumulative inception to May 31, 2014 totals of the statements of operations and cash flows and reflect total revenues and net loss of 100% and 77%, respectively, of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to May 31, 2013, included in the cumulative totals, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ATVROCKN, as of May 31, 2014, and the results of its operations and its cash flows for the year ended and for the period from inception to May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has earned no revenues in the year ended May 31, 2014, has negative working capital at May 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Somerset CPA’s, P.C.

Indianapolis, Indiana

September 12, 2014

ATVROCKN

(A Development Stage Company)

Balance Sheets

	May 31, 2014	May 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ 5,000
Inventory	-	94
Total current assets	-	5,094

Fixed assets:
Furniture and equipment	-	12,950
Total fixed assets	-	12,950
TOTAL ASSETS	$ -	$ 18,044

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 11,773	$ 1,785
Accrued expense - estimated payroll taxes	-	1,800
Other accrued expenses	35,000	-
Due to related party	-	14,265
Accrued interest	-	6,361
Secured note payable	-	25,000
Total current liabilities	46,773	49,211

Stockholders' deficit:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	25
authorized, none and 25,000 issued and
outstanding as of 5/31/2014 and 5/31/2013,
respectively
Convertible preferred stock Series A, $0.001 par	1,250	1,250
value, 5,000,000 shares authorized, 1,250,000
and 1,250,000 issued and outstanding as of
5/31/2014 and 5/31/2013, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
5/31/2014 and 5/31/2013, respectively
Common stock, $0.001 par value, 185,000,000 shares	66,500	66,500
authorized, 66,500,000 and 66,500,000 issued and
outstanding as of 5/31/2014 and 5/31/2013,
respectively
Additional paid-in capital	179,629	128,650
Deficit accumulated during development stage	(294,152)	(227,592)
Total stockholders' deficit	(46,773)	(31,167)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 18,044

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Statement of Operations

	For the year ended May 31, 2014	For the year ended May 31, 2013	From Inception (December 27, 2010) to May 31, 2014
Revenue	$ -	$ -	$ 11,165
Cost of goods sold	-	-	8,854
Gross profit	-	-	$2,311

Expenses:
Professional fees	52,500	10,000	72,523
Depreciation	532	711	1,775
Estimated payroll taxes	(1,800)	-	-
General & administrative expenses	410	44,902	72,611
Salaries	-	-	12,000
Total expenses	51,642	55,613	158,909

Operating loss	$ (51,642)	$ (55,613)	$ (156,598)

Other Income (Expenses):
Amortization on original issue discount	-	-	(25)
Interest income (expense)	(2,500)	(5,000)	(12,611)
Impairment of equipment	(12,418)	-	(12,418)
Beneficial conversion feature of
convertible preferred stock	-	-	(112,500)
Total other income (expenses)	(14,918)	(5,000)	(137,554)

Net loss applicable to
common shareholders	$ (66,560)	$ (60,613)	$ (294,152)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding - basic	66,500,000	66,500,000

Weighted average shares outstanding - diluted	191,500,000	191,500,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Statements of Stockholders’ Deficit

								Deficit
								Accumulated
	Series B		Series A Convertible				Additional	During	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Inception, December 27, 2010	-	-	-	-	-	-	-	-	-

December 27, 2010 Contributed Capital	-	-	-	-	-	-	400	-	400

December 27, 2010 Founders' shares issued for cash at $0.001 per share	-	-	-	-	20,000,000	20,000	-	-	20,000

May 24, 2011 Series B Preferred shares issued at discount	25,000	25	-	-	-	-	-	-	25

May 31, 2011 Series A Preferred shares issued for cash at $0.01 per share	-	-	1,250,000	1,250	-	-	11,250	-	12,500

Deemed interest from beneficial conversion feature on Series A preferred stock	-	-	-	-	-	-	112,500	-	112,500

Net loss	-	-	-	-	-	-	-	(116,916)	(116,916)

Balance, May 31, 2011	25,000	25	1,250,000	1,250	20,000,000	20,000	124,150	(116,916)	28,509

Net loss	-	-	-	-	-	-	-	(50,063)	(50,063)

Balance, May 31, 2012	25,000	25	1,250,000	1,250	20,000,000	20,000	124,150	(166,979)	(21,554)

June 15, 2012 Shares issued for debt conversion	-	-	-	-	46,000,000	46,000	-	-	46,000

October 23, 2012, Common shares issued for cash at $0.01 per share	-	-	-	-	500,000	500	4,500	-	5,000

Net loss	-	-	-	-	-	-	-	(60,613)	(60,613)

Balance, May 31, 2013	25,000	25	1,250,000	1,250	66,500,000	66,500	128,650	(227,592)	(31,167)

Return of Series B Preferred shares in exchange for cancellation of debt	(25,000)	(25)	-	-	-	-	33,886	-	33,861

Forgiveness of accumulated cash advances from shareholder of Company	-	-	-	-	-	-	17,093	-	17,093

Net loss	-	-	-	-	-	-	-	(66,560)	(66,560)

Balance, May 31, 2014	-	-	1,250,000	1,250	66,500,000	66,500	179,629	(294,152)	(46,773)

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Statements of Cash Flows

	For the year ended May 31, 2014	For the year ended May 31, 2013	From Inception (December 27, 2010) to May 31, 2014
OPERATING ACTIVITIES
Net loss	(66,560)	(60,613)	(294,152)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation expense	532	710	1,775
Conversion of beneficial interest	-	-	112,500
Impairment of fixed assets	12,418	-	12,418
Changes in operating assets and liabilities:
Inventory	94	(94)	-
Accounts payable	9,988	1,762	11,773
Accrued interest	-	5,000	-
Accrued expenses	33,200	-	35,000
Net cash used in operating activities	(10,328)	(53,235)	(120,686)

INVESTING ACTIVITIES
Advances from shareholder	5,328	52,702	71,953
Cash paid for purchase of fixed assets	-	-	(14,192)
Net cash provided by (used in) investing activities	5,328	52,702	57,761

FINANCING ACTIVITIES
Proceeds from issuance of Series A preferred stock	-	-	12,500
Proceeds from issuance of Series B preferred stock	-	-	25
Proceeds from capital contributions	-	-	400
Proceeds from issuance of common stock	-	5,000	25,000
Proceeds from long term debt (related to series B preferred stock)	-	-	25,000
Net cash provided by financing activities	-	5,000	62,925

NET INCREASE (DECREASE) IN CASH	(5,000)	4,467	-
CASH - BEGINNING OF THE PERIOD	5,000	533	-
CASH - END OF THE PERIOD	-	$5,000	-

NON-CASH ACTIVITIES
Conversion of debt	-	46,000	46,000
Conversion of promissory note and advances from shareholder	50,979	-	50,979

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2014

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

Revenue recognition

The Company applies the provision of FASB ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to May 31, 2014, the Company recognized revenues of $11,165.

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2014

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

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2014, the Company has recognized revenues of $11,165 and has accumulated operating losses of approximately $294,152 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2014

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

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5 - STOCKHOLDERS' EQUITY AND CONTRIBUTED CAPITAL

Series B Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series B Preferred Stock. Series B Preferred Stock has liquidation and first position ownership rights on any assets owned by the Company. The Series B Preferred Stock has no voting rights and are not entitled to receive dividends. The holders of Series B Preferred Stock shall be entitled to interest payments on monies paid or loaned to the corporation for their Series B Preferred Shares and a first position in a security interest on any assets of the Company upon default of a loan to the Company, liquidation or dissolution of the Company. Further, the Company may call these shares at any time provided the holders of the Series B Preferred Stock are paid the amount of monies they paid for their Series B Preferred Stock along with any interest due. Upon the payment of principal and interest to the Series B Preferred Stock shareholders, the shares must be returned to the Company.

F-8

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2014

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 25,000 shares of Series B Preferred Stock for cancellation. As of May 31, 2014, there is no Series B Preferred Stock outstanding.

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

Notes to the Financial Statements

May 31, 2014

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

As of May 31, 2014, there have been no stock options or warrants granted.

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2014

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company does not lease or rent any property. Office services are provided without charge by a sole officer/director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The sole officer/director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, Company’s sole office/director may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On December 27, 2010, a former director of the Company contributed capital of $400 for incorporating fees.

On December 27, 2010, the Company issued 20,000,000 shares of its Common Stock to a founder for cash of $20,000.

During the year ended May 31, 2014, a former director of the Company advanced an additional $2,828 to the Company for working capital. These advances are unsecured, payable on demand and bears no interest. On January 28, 2014, a former director of the Company forgave the amount owed, leaving no unpaid balance as of May 31, 2014. The amounts that are included in the $50,979 which resulted in an increase in additional paid-in capital are as follows:

•         $25,000 promissory note along with $8,861 of interest that had accrued on promissory note;

•         $17,093 in advances of which $2,828 was advanced during the year ended May 31, 2014;

•         $25 of Series B Preferred Stock equity that was given back to the Company for cancellation

NOTE 7 - SECURED NOTE PAYABLE

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a promissory note for cash of $25,000 and an a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 25,000 shares of Series B Preferred Stock for cancellation.

ATVROCKN

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2014

NOTE 8 - FIXED ASSET DEPRECIATION

On May 25, 2011, the Company purchased a cast aluminum two-piece mold for $12,524, and on June 20, 2011 the Company purchased radio equipment for its display model for $385. Further, the Company paid for engraving of its logo into the mold for $855 on August 22, 2011, and a printing plate charge was incurred of $428. This equipment was placed into service on September 1, 2011. This equipment has a service life of 20 years. Depreciation has been calculated using the straight-line group depreciation method, whereby the cost of the fixed asset, minus the residual salvage value, is divided by the useful life of the fixed asset. Depreciation of $1,775 accumulated from the date the equipment was placed into service on September 1, 2011 to January 31, 2014. On January 31, 2014 the Company recorded an impairment charge associated with the remaining book value of the Company’s fixed asset balances in the amount of $12,418.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued, with no subsequent events to report.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

(a) Dismissal of Seale & Beers, CPAs

On February 24, 2014 (the "Dismissal Date"), the Board of Directors of ATVRockN (the "Registrant") voted to dismiss Seale and Beers, CPAs, terminating its relationship as the Registrant's independent registered public accounting firm.

Seale& Beers, CPAs was the independent registered public accounting firm for the Registrant’s from December 27, 2010 until February 24, 2014. None of Seale & Beers reports on the Registrant’s financial statements from December 27, 2010 through February 24, 2014, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Seale & Beers, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which Seale & Beers served as the Registrant’s principal independent accountants.

However, the report of Seale & Beers, CPAs on the financial statements of the Registrant for the years ended May 31, 2013 and May 31, 2012 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports indicated that there was a substantial doubt as to the Registrant’s ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

The Registrant has provided Seale & Beers, CPAs with a copy of this disclosure and has requested that Seale & Beers furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from Seale & Beers, CPAs addressed to the U. S. Securities and Exchange Commission dated February 24, 2014 is filed as Exhibit 16.1 to this Current Report on Form 8-K.

(b) Engagement of Somerset CPAs, P.C.

On February 24, 2014 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of and engaged Somerset CPAs, P.C., 3925 River Crossing Parkway, Post Office Box 40368, Indianapolis, IN 46240-0368, as the Registrant's independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of May 31, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended May 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Positions and Offices Held
Hal B. Heyer, M.D.	58	President, Secretary and Director

Appointed: January 27, 2014

B. Work Experience

Hal B. Heyer, M.D., Director, President, CEO/CFO, Secretary

1998- Present Anesthesiologist at Northshore Anesthesia , Duluth, MN

Medical Director, Lakewalk Surgery Center, Duluth, MN

Although Dr. Heyer's background in is the field of Anesthesiology, he has also been active in the business community. This includes, but not limited to his active part ownership in the following start-up businesses:

1)      Fasetto, a software company, Cloud storage offering secure and faster transfer of data

2)      Edsense, offering educational software programs

3)      BGR Mods, a gaming company

4)      Caliber II, consoles for X-Box, manufactured in China

5)      Magtech, manufacture of flameless heaters for oil rigs

6)      Clean Waste Systems Fargo, a medical and hazardous waste disposal using ozone degradation.

Education:

1974-1977 University of Minnesota, BS Degree.

1977-1981 Medical School of Medicine, Minneapolis, MN, MD Degree

1981-1982 Residency, internal Medicine, Abbott Northwestern

1982-1984 Anesthesiology, University of Minnesota Graduate School of Medicine

Medical Licensure:

Minnesota

Board Certification:

American Board of Anesthesiology

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

The following table sets forth summary executive compensation information for the fiscal year ended May 31, 2014.

Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by ATVRockN for the last completed fiscal year.

Summary Compensation Table

		Fiscal Year	Salary	Bonus	Awards	Compen- sation	Total
Name	Principal Position	Ending May 31	($)	($)	($)	($)	($)

J. Chad Guidry	Former	2014	0	0	0	0	0
Appointed: 12/27/2010	CEO/Director	2013	0	0	0	0	0
Resigned: 1/27/2014		2012	9,000	0	0	0	9,000
		2011	3,000	0	0	0	3,000

Hal B. Heyer, M. D.	CEO/Director	2014	0	0	0	0	0
Appointed: 1/27/2014

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officer named in the Summary Compensation Table at September 15, 2014.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end May 31, 2014.

Outstanding Equity Awards at Fiscal Year-Ending May 31, 2014

We did not have any outstanding equity awards from inception through fiscal year end May 31, 2014.

Option Exercises for Fiscal Year-Ending May 31, 2014

There were no options exercised by our named executive officer from inception through fiscal year end May 31, 2014.

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

Director Compensation

We did not pay our directors any compensation during fiscal years ending May 31, 2013 or May 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 15, 2014 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 15, 2014 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of ATVRockN's common stock.

The percentages below are calculated based on 66,000,000 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS BEFORE CONVERSION(1)	PERCENT OF CLASS AFTER CONVERSION(2)
Common Stock	Hal B. Heyer, M.D. (3)	66,000,000	99.2%	34.4%

Ownership upon conversion of Shareholders'
preferred stock

Common Stock	Legal Beagle Services (4)	124,170,000	0.0%	64.8%
Preferred Stock	Legal Beagle Services(4)(5)	1,241,700	99.3%	99.3%

DIRECTORS AND OFFICERS AS A GROUP
	(1 person)	66,000,000	99.2%	34.4%

(1)   Percent of Class based on 66,500,000 shares before conversion of registered preferred stock.

(2)   Percent of Class based on 191,500,000 shares after conversion of the 1,250,000 registered preferred stock.

(3)   Hal B. Heyer, M.D., 1420 London Road, Suite 100, Duluth, MN 55805.

(4)   Legal Beagle Services, 10410 Trillium Court, Noblesville, IN 46060. Arden A. Johnson is beneficial owner who exercises the sole voting and dispositive powers with respect to the shares owned and has the ultimate voting control over the shares held this entity.

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

If Legal Beagle Services converts their registered preferred stock to common stock, they will own 65% of our common stock. This would result in a change of control of the Company.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole officer/director is also our primary shareholder. Our sole officer/director controls 66,000,000 shares of our common stock, or 99.2% of our outstanding common stock.

The Company's Director has contributed office space for our use for all periods presented. There is no charge to us for the space, and the director will not seek compensation for the use of this space.

Our sole officer and director, Mr. Hal B. Heyer, M.D. can be considered a promoter of ATVRockN in consideration of his participation and managing of the business of the company since its incorporation.

Item 14. Principal Accountant Fees and Services.

Somerset CPAs, P.C. served as our principal independent public accountants for reporting fiscal year ending May 31, 2014 and Seale and Beers, CPAs served as our principal independent public auditors for the year ended May 31, 2013. Aggregate fees billed to us for the years ended May 31, 2014 and May 31, 2013 for audit fees were as follows:

	For Year Ended May 31,	For the Year Ended May 31,
	2014	2013
(1) Audit Fees (1)	$30,000	$10,000
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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending May 31, 2014, all fees paid to Somerset CPAs, P.C. were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 – Exhibits

The following exhibits are filed as part of this registration statement:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	09/19/2011
3.2	Bylaws, as currently in effect		S-1		3.2	09/19/2011

10.1	Promissory Note between ATVRockN and Dan Berger dated May 23, 2011		S-1	Aug. 31, 2011	10.1	11/08/2011
10.2	Addendum to Promissory Note for Callable and Convertible Preferred Shares Secured by Ownership Rights in Tooling Mold dated April 13, 2012		S-1	Feb. 29, 2012	10.2	04/26/2012
23.1	Consent of Somerset CPAs, P.C.	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X
101	*	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtesible Business Reporting Language(:
	(1) Consolidated Balance Sheets at May 31, 2014 and May 31, 2013.
	(2) Consolidated Statements of Operations for the year ended May 31, 2014, May 31, 2013 and the period from December 27, 2010 (inception) to May 31, 2014.
	(3) Consolidated Statements of Cash Flows for the year ended May 31, 2014, May 31, 2013 and the period from April 12, 2011 (inception) to May 31, 2014.
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

ATVRockN Registrant

Date: September 15, 2014	/s/ Hal B. Heyer, M.D.
Name: Hal B. Heyer, M.D.
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hal B. Heyer, M.D. (Hal B. Heyer, M.D.)	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial and Accounting Officer)	Sept. 15, 2014