Form 10-Q
period 2014-11-30
ATVROCKN
filed 2015-01-14
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2014

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

As of January 13, 2015, the registrant’s outstanding common stock consisted of 66,500,000 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Table of Contents

ATVROCKN

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2014

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Balance Sheets

	November 30, 2014	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 1,773	$ 11,773
Other accrued expenses	14,500	35,000
Due to related party	38,000	-
Total current liabilities	54,273	46,773

Stockholders' deficit:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
11/30/2014 and 5/31/2014, respectively
Convertible preferred stock Series A, $0.001 par	1,250	1,250
value, 5,000,000 shares authorized, 1,250,000
and 1,250,000 issued and outstanding as of
11/30/2014 and 5/31/2014, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
11/30/2014 and 5/31/2014, respectively
Common stock, $0.001 par value, 185,000,000 shares	66,500	66,500
authorized, 66,500,000 and 66,500,000 issued and
outstanding as of 11/30/2014 and 5/31/2014,
respectively
Additional paid-in capital	179,629	179,629
Deficit accumulated during development stage	(301,652)	(294,152)
Total stockholders' deficit	(54,273)	(46,773)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statement of Operations

	For the three months ended November 30, 2014	For the three months ended November 30, 2013	For the six months ended November 30, 2014	For the six months ended November 30, 2013	From Inception (December 27, 2010) to November 30, 2014
Revenue	$ -	$ -	$ -	$ -	$ 11,165
Cost of goods sold	-	-	-	-	8,854
Gross profit	-	-	-	-	$2,311

Expenses:
Professional fees	2,500	977	7,500	5,750	80,023
Depreciation	-	178	-	356	1,775
General & administrative expenses	-	200	-	304	72,611
Salaries	-	-	-	-	12,000
Total expenses	2,500	1,355	7,500	6,410	166,409

Operating loss	$ (2,500)	$ (1,355)	$ (7,500)	$ (6,410)	$ (164,098)

Other Income (Expenses):
Amortization on original issue discount	-	-	-	-	(25)
Interest income (expense)	-	(1,250)	-	(2,500)	(12,611)
Impairment of equipment	-		-		(12,418)
Beneficial conversion feature of
convertible preferred stock	-	-	-	-	(112,500)
Total other income (expenses)	-	(1,250)	-	(2,500)	(137,554)

Net loss applicable to
common shareholders	$ (2,500)	$ (2,605)	$ (7,500)	$ (8,910)	$ (301,652)

Net loss per share - basic and diluted	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding - basic	66,500,000	66,500,000	66,500,000	66,500,000

Weighted average shares outstanding - diluted	191,500,000	191,500,000	191,500,000	191,500,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

	For the six months ended November 30, 2014	For the six months ended November 30, 2013	From Inception (December 27, 2010) to November 30, 2014
OPERATING ACTIVITIES
Net loss	$ (7,500)	$ (8,910)	$ (301,652)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation expense	-	356	1,775
Conversion of beneficial interest	-	-	112,500
Impairment of fixed assets	-	-	12,418
Changes in operating assets and liabilities:
Accounts payable	(10,000)	(1,763)	1,773
Accrued interest	-	2,500	-
Accrued expenses	(20,500)	-	14,500
Net cash used in operating activities	(38,000)	(7,817)	(158,686)

INVESTING ACTIVITIES
Advances from shareholder	38,000		109,953
Cash paid for purchase of fixed assets	-	-	(14,192)
Net cash provided by investing activities	38,000	-	95,761

FINANCING ACTIVITIES
Proceeds from issuance of Series A preferred stock	-	-	12,500
Proceeds from issuance of Series B preferred stock	-	-	25
Proceeds from capital contributions	-	-	400
Proceeds from issuance of common stock	-	-	25,000
Proceeds from loan to related party	-	2,828	-
Proceeds from long term debt (related to series B preferred stock)	-	-	25,000
Net cash provided by financing activities	-	2,828	62,925

NET DECREASE IN CASH	-	(4,989)	-
CASH - BEGINNING OF THE PERIOD	-	5,000	-
CASH - END OF THE PERIOD	$ -	$ 11	$ -

NON-CASH ACTIVITIES
Conversion of debt	-	-	46,000
Conversion of promissory note and advances from shareholder	-	-	50,979

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2014

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2014 audited financial statements. The results of operations for the period ended November 30, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2014, the Company has recognized revenues of $11,165 and has accumulated operating losses of approximately $301,652 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

November 30, 2014

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

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 25,000 shares of Series B Preferred Stock for cancellation. As of November 30, 2014, there is no Series B Preferred Stock outstanding.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2014

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

November 30, 2014

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

As of November 30, 2014, there have been no stock options or warrants granted.

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

November 30, 2014

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

•         $25 of Series B Preferred Stock equity that was given back to the Company for cancellation

During the six months ended November 30, 2014, the Company’s Director and Chief Executive officer advanced $38,000 to the Company for working capital. These advances are unsecured, payable on demand and bears no interest.

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. On December 22, 2014, the Company and VoCare, Inc., an Indiana corporation, announced ongoing discussions to enter into a merger agreement.

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

Properties

The Company's corporate headquarters are located at: 1420 London Road, Suite 100, Duluth, MN 55805. The Company does not own any real property.

RESULTS OF OPERATIONS

For the quarter ending November 30, 2014, the Company recognized no revenues. Since inception on December 27, 2012 through November 30, 2014, the Company recognized revenues of $11,165 with cost of goods of $8,854, which equates to a gross profit of $2,311. This resulted in a profit margin of 20.6% realized on revenues.

For the quarter ending November 30, 2014, the Company incurred total operating expenses of $2,500. This compares to the same quarter ending November 30, 2013 where the Company incurred total operating expenses of $1,355, which consists of $977 in professional fees, $178 in depreciation; and $200 in general and administrative costs. The net loss from operations for the quarter ending November 30, 2014 was $(2,500) or $0.00 per common share basic and diluted for the period ending as compared to a net loss from operations of $(2,605) or $(0.00) per common share for the same period last year.

For the six months ending November 30, 2014, the Company incurred total operating expenses of $7,500, which consists of $7,500 of professional fees. This compares to the same period ending November 30, 2013 where the Company incurred total operating expenses of $6,410, which consists of $5,750 in professional fees, $356 in depreciation; and $304 in general and administrative costs. The net loss from operations for the six months ending November 30, 2014 was $(7,500) or $(0.00) per common share basic and diluted for the period ending as compared to a net loss from operations of $(8,910) or $(0.00) per common share for the same period last year.

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

Liquidity and Capital Resources

As of November 30, 2014, ATVRockN had $0 in cash and cash equivalents and total current assets of $0. As of November 30, 2014, ATVRockN had total current liabilities of $54,273.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to November 30, 2014, the Company recognized revenues of $11,165.

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

Management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of November 30, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending November 30, 2014, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended November 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending November 30, 2014.

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

Date: January 13, 2015

ATVRockN
Registrant
By: /s/ Hal B. Heyer, M.D.
Hal B. Heyer, M.D. Director and CEO (principal executive, financial and accounting officer)