Form 10-Q/A
period 2014-11-30
ATVROCKN
filed 2015-02-18
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

As of February 18, 2015, the registrant’s outstanding common stock consisted of 66,500,000 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended November 30, 2014 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on January 14, 2015. We are filing this amendment for the purpose of providing updated information concerning our subsequent events as reported in our financial statements and financial disclosures.

This amended Form 10-Q/A-1 does not attempt to modify or update any other disclosures set forth in the original Form 10-Q except as set forth above. Additionally, this amended Form 10-Q/A-1, except as set forth above, speaks as of the filing date of the original Form 10-Q and does not update or discuss any other Company developments after the date of the original filings.

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. On or about on or about November 19, 2014, Hal Heyer, M.D., CEO of ATVRockN personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On or about December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN.

On December 22, 2014, the Company and VoCare, Inc., an Indiana corporation, announced ongoing discussions to enter into a merger agreement.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q/A contains forward-looking statements. When used in this Quarterly Report on Form 10-Q/A, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q/A All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q/A. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Date: February 18, 2015

ATVRockN
Registrant
By: /s/ Hal B. Heyer, M.D.
Hal B. Heyer, M.D. Director and CEO (principal executive, financial and accounting officer)