Form 10-Q
period 2015-02-28
ATVROCKN
filed 2015-04-14
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2015

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

As of April 14, 2015, the registrant’s outstanding common stock consisted of 66,500,000 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Table of Contents

ATVROCKN

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2015

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Balance Sheets

	February 28, 2015	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Long-term assets:
Loan receivable	250,000	-
Interest receivable	6,667	-
Total long-term assets	256,667	-

TOTAL ASSETS	$ 256,667	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 1,773	$ 11,773
Other accrued expenses	17,000	35,000
Due to related party	38,000	-
Total current liabilities	56,773	46,773

Stockholders' deficit:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
2/28/2015 and 5/31/2014, respectively
Convertible preferred stock Series A, $0.001 par	1,250	1,250
value, 5,000,000 shares authorized, 1,250,000
and 1,250,000 issued and outstanding as of
2/28/2015 and 5/31/2014, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
2/28/2015 and 5/31/2014, respectively
Common stock, $0.001 par value, 185,000,000 shares	66,500	66,500
authorized, 66,500,000 and 66,500,000 issued and
outstanding as of 2/28/2015 and 5/31/2014,
respectively
Additional paid-in capital	429,629	179,629
Deficit accumulated during development stage	(297,485)	(294,152)
Total stockholders' equity (deficit)	199,894	(46,773)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 256,667	$ -

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statement of Operations

	For the three months ended February 28, 2015	For the three months ended February 28, 2014	For the nine months ended February 28, 2015	For the nine months ended February 28, 2014	From Inception (December 27, 2010) to February 28, 2015
Revenue	$ -	$ -	$ -	$ -	$ 11,165
Cost of goods sold	-	-	-	-	8,854
Gross profit	-	-	-	-	$2,311

Expenses:
Professional fees	2,500	16,750	10,000	22,500	82,523
Depreciation	-	176	-	532	1,775
Estimated payroll taxes	-	(1,800)	-	(1,800)	-
General & administrative expenses	-	107	-	410	72,611
Salaries	-	-	-	-	12,000
Total expenses	2,500	15,233	10,000	21,642	168,909

Operating loss	$ (2,500)	$ (15,233)	$ (10,000)	$ (21,642)	$ (166,598)

Other Income (Expenses):
Amortization on original issue discount	-	-	-	-	(25)
Interest income (expense)	6,667	-	6,667	(2,500)	(5,944)
Impairment of equipment	-	(12,418)	-	(12,418)	(12,418)
Beneficial conversion feature of
convertible preferred stock	-	-	-	-	(112,500)
Total other income (expenses)	6,667	(12,418)	6,667	(14,918)	(130,887)

Net income (loss) applicable to
common shareholders	$ 4,167	$ (27,651)	$ (3,333)	$ (36,560)	$ (297,485)

Net income (loss) per share - basic and diluted	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding - basic	66,500,000	66,500,000	66,500,000	66,500,000

Weighted average shares outstanding - diluted	191,500,000	191,500,000	191,500,000	191,500,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statement of Stockholder’s Equity (Deficit)

								Deficit
								Accumulated
	Series B		Series A Convertible				Additional	During	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, May 31, 2014	-	-	1,250,000	1,250	66,500,000	66,500	179,629	(294,152)	(46,773)

Contributed capital - assignment of note receivable	-	-	-	-	-	-	250,000	-	250,000

Net loss	-	-	-	-	-	-	-	(3,333)	(3,333)

Balance, February 28, 2015	-	-	1,250,000	1,250	66,500,000	66,500	429,629	(297,485)	199,894

ATVROCKN

(A Development Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

	For the nine months ended February 28, 2015	For the nine months ended February 28, 2014	From Inception (December 27, 2010) to February 28, 2015
OPERATING ACTIVITIES
Net loss	$ (3,333)	$ (36,560)	$ (297,485)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation expense	-	532	1,775
Conversion of beneficial interest	-	-	112,500
Impairment of fixed assets	-	12,418	12,418
Changes in operating assets and liabilities:
Inventory	-	94	-
Accrued interest receivable	(6,667)	-	(6,667)
Accounts payable	(10,000)	(12)	1,773
Accrued interest payable	-	2,500	-
Accrued expenses	(18,000)	(13,200)	17,000
Net cash used in operating activities	(38,000)	(7,828)	(158,686)

INVESTING ACTIVITIES
Advances from shareholder	38,000	2,828	109,953
Cash paid for purchase of fixed assets	-	-	(14,192)
Net cash provided by investing activities	38,000	2,828	95,761

FINANCING ACTIVITIES
Proceeds from issuance of Series A preferred stock	-	-	12,500
Proceeds from issuance of Series B preferred stock	-	-	25
Proceeds from capital contributions	-	-	400
Proceeds from issuance of common stock	-	-	25,000
Proceeds from loan to related party	-	-	-
Proceeds from long term debt (related to series B preferred stock)	-	-	25,000
Net cash provided by financing activities	-	-	62,925

NET DECREASE IN CASH	-	(5,000)	-
CASH - BEGINNING OF THE PERIOD	-	5,000	-
CASH - END OF THE PERIOD	$ -	$ -	$ -

NON-CASH ACTIVITIES
Contribution of note receivable from shareholder	250,000	-	250,000
Conversion of debt	-	-	46,000
Conversion of promissory note and advances from shareholder	-	50,979	50,979

The accompanying notes are an integral part of these financial statements.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2015

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholder’s equity and cash flows at February 28, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2014 audited financial statements. The results of operations for the period ended February 28, 2015 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

In the opinion of management, the accompanying interim balance sheets and related interim statements of income, stockholder’s equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2015, the Company has recognized revenues of $11,165 and has accumulated operating losses of approximately $297,485 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

February 28, 2015

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

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 25,000 shares of Series B Preferred Stock for cancellation. As of February 28, 2015, there is no Series B Preferred Stock outstanding.

ATVROCKN

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2015

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

February 28, 2015

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

On November 19, 2014, Hal Heyer, M.D., CEO of ATVRockN personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. As of February 28, 2015, this note has accrued $6,667 of interest due.

As of February 28, 2015, there have been no stock options or warrants granted.

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

February 28, 2015

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

•         $25 of Series B Preferred Stock equity that was given back to the Company for cancellation

During the nine months ended February 28, 2015, the Company’s Director and Chief Executive officer advanced $38,000 to the Company for working capital. These advances are unsecured, payable on demand and bears no interest.

On November 19, 2014, Hal Heyer, M.D., CEO of ATVRockN personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. As of February 28, 2015, this note has accrued $6,667 of interest due.

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

Properties

The Company's corporate headquarters are located at: 1420 London Road, Suite 100, Duluth, MN 55805. The Company does not own any real property.

RESULTS OF OPERATIONS

For the quarter ending February 28, 2015, the Company recognized no revenues. Since inception on December 27, 2012 through February 28, 2015, the Company recognized revenues of $11,165 with cost of goods of $8,854, which equates to a gross profit of $2,311. This resulted in a profit margin of 20.6% realized on revenues.

For the quarter ending February 28, 2015, the Company incurred total operating expenses of $2,500, which consists of $2,500 of professional fees. This compares to the same quarter ending February 28, 2014 where the Company incurred total operating expenses of $15,233, which consists of $16,750 in professional fees, $176 in depreciation, $(1,800) in estimated payroll taxes, and $107 in general and administrative costs. The net income from operations for the quarter ending February 28, 2015 was $4,167 or $0.00 per common share basic and diluted for the period ending as compared to a net loss from operations of $(27,651) or $(0.00) per common share for the same period last year.

For the nine months ending February 28, 2015, the Company incurred total operating expenses of $10,000, which consists of $10,000 of professional fees. This compares to the same period ending February 28, 2014 where the Company incurred total operating expenses of $21,642, which consists of $22,500 in professional fees, $532 in depreciation, $(1,800) in estimated payroll taxes, and $410 in general and administrative costs. The net loss from operations for the nine months ending February 28, 2015 was $(3,333) or $(0.00) per common share basic and diluted for the period ending as compared to a net loss from operations of $(36,560) or $(0.00) per common share for the same period last year.

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

Liquidity and Capital Resources

As of February 28, 2015, ATVRockN had $0 in cash and cash equivalents and total current assets of $0, with long-term assets of $256,667. As of February 28, 2015, ATVRockN had total current liabilities of $56,773.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to February 28, 2015, the Company recognized revenues of $11,165.

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

Management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of February 28, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending February 28, 2015, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended February 28, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, COSO released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework’s ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of February 28, 2015, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending February 28, 2015.

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

Date: April 14, 2015

ATVRockN
Registrant
By: /s/ Hal B. Heyer, M.D.
Hal B. Heyer, M.D. Director and CEO (principal executive, financial and accounting officer)