Form 10-K
period 2015-05-31
ATVROCKN
filed 2015-09-15
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at November 30, 2014, based on the closing sales price of the common shares of $0.60 per-share price as quoted on the OTC-BB, was $300,000.

There were 69,000,000 shares of Common Stock issued and outstanding as of September 15, 2015.

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

 PART I

Item 1. Business

History and Organization

We were incorporated on December 27, 2010 as ATVRockN, as a Nevada corporation. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. (See “Implications of Being an ‘Emerging Growth Company’ ” below in this Section. Under our original business plan, it was our intention to market a "housing molding" product to place audio equipment and lighting on 4-wheel drive vehicles such as All Terrain Vehicles (“ATV”) and Utility Terrain Vehicles (“UTV”). We did not manufacturer any units, we utilized the services of a contract manufacturer to make the unit for us. We had no material agreement with our contract manufacturer other than we paid them to produce product for us based on our needs. As we are undercapitalized, we were unable to produce the required housing molding(s) we believe would best sell in the ATV/UTV aftermarket.

Implications of Being an “Emerging Growth Company

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

·	are not required to obtain an attestation report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

·	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis);

·	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

·	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

·	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A; 5

·	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

·	are exempt from any PCAOB rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

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

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

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

Time Frame of the Selection Process

The period within which we may participate in a business acquisition cannot be predicted and will depend on circumstances beyond our control, including the availability of businesses, the time required to complete our investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for our participation, and other circumstances. It is anticipated that the analysis of specific proposals and the selection of a business will take several months.

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

Generally, we will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuing of any specific amount of stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of ATVRockN, immediately prior to the transaction, would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that the investors will experience a significant reduction in their percentage of ownership in the company.

Notwithstanding the fact that the Company is technically the acquiring entity in these circumstances, generally accepted accounting principles will ordinarily require that such a transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which we participate in a business will depend on the nature of the business, our needs and desires and those of the other parties involved in the negotiations, the management of the business, and the relative negotiating strengths of ATVRockN and the other management team.

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

Recent Event

On August 20, 2015, the Company announced that they have initiated discussions to merger with Lush Lighting, Niles, MI. Lush Lighting produces high output agricultural LED grow lights. Lush Lighting has patent pending technology that has demonstrated a noticeable increase of yields in the agricultural industry. The Company's has connected their PCAOB auditing firm with Lush Lighting and merger discussions are progressing.

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

Our financial statements included with this Annual Report for the year ended May 31, 2015 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended May 31, 2015. Because the Company has been issued an opinion by our auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

For the period from inception (December 27, 2010) through the year end for May 31, 2015, we experienced a cumulative net loss of $(295,485). Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we are unable to obtain additional funding, we may be forced to cease operations.

COMPANY RISK FACTORS

4. We are in a highly competitive market WITH a small number of business opportunities. there is a risk that we would be an insignificant participant among other companies with larger financial resources.

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

10. The nature of our operations IS highly speculative.

The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.

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

12. OUR MANAGEMENT AND PREFERRED SHAREHOLDER CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of September 15, 2015, our sole officer/director owns 95.7% of our currently issued and outstanding common stock. Our sole officer/director is able to elect all of the directors and continue to control the Company. Additionally, our registered preferred stock Series A shareholder owns 1,225,000 of Series A preferred shares that can be converted into 122,500,000 common shares or 64% of the outstanding shares upon conversion.

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

13. WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Since we are a full reporting company with the U. S. Securities and Exchange Commission, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We project that the total incremental operating expenses of being a public company will be approximately $45,000 for 2016. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

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

We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any November 30 before that time, we would cease to be an “emerging growth company” as of the next following May 31.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising funds in future offerings.

16. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

RISK FACTORS RELATING TO OUR PREFERRED AND COMMON STOCK.

17. OUR PREFERRED STOCK DOES NOT PAY ANY DIVIDENDS AND CAN BE CONSIDERED ILLIQUID.

We have one Series of Preferred Shares issued and outstanding as of May 31, 2015. Our registered preferred stock, par value $0.001, shall not be entitled to receive any dividends, shall not have any liquidation rights and shall not be entitled to (a) any voting rights or (b) notice of any meeting of the shareholders of the corporation. The registered preferred stock can be converted at the ratio of one hundred (100) shares of Common Stock for every one (1) share of the registered preferred stock converted; however, the conversion is limited whereby the beneficial owner cannot beneficially own in excess of 4.9% of the shares of the Common Stock outstanding immediately after giving effect to such conversion or exercise.

Management has no intention to apply to have any Series of the Company’s preferred stock listed or quoted on any exchange or inter-dealer quotation system. This will make ownership of our preferred shares very illiquid.

18. We have authorized and unissued shares Series A, B and C Preferred stock that may be issued in the future, which would dilute your ownership in the Company.

We have 5,000,000 preferred shares authorized for each of our Series A, B and C preferred stock. We currently have 1,225,000 shares of the registered Series A preferred stock issued and outstanding; no Series B preferred stock issued and outstanding and no Series C stock issued and outstanding. The Series C stock is undesignated at this time. Therefore, if each Series has 5,000,000 authorized, this gives the Board of Directors a great deal of discretion, in the future, to issue more shares in each Series, without shareholder approval. The issuance of more shares of any Series would dilute your ownership in the Company, which would mean your percent of ownership in the Company would decrease.

19. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

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

20. HOLDERS OF OUR PREFERRED AND COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF WE ISSUE ADDITIONAL SHARES OF PREFERRED AND/OR COMMON STOCK IN THE FUTURE.

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

As of May 31, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

23. THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE, AND YOU COULD LOSE ALL OR PART OF YOU INVESTMENT.

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•         actual or anticipated fluctuations in our quarterly or annual financial results;

•         additional needs for financing;

•         announcements by us or our competitors of significant acquisitions, strategic partners, joint ventures or capital commitments;

•         sales of our commons stock or other securities in the open market;

•         additions or departures of key personnel;

•         failure of any of our initiatives;

•         regulatory or political developments;

•         changes in accounting principles or methodologies;

•         litigation or governmental investigations;

•         negative publicity about us in the media and online;

•         general financial market conditions or events; and

•         other events or factors, many of which are beyond our control.

Additionally, in recent years the stock market in general, and the penny stock markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on shareholders’ investments in our stock.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Year ended May 31, 2016	High	Low
First Quarter	$3.40	$0.60

Year ended May 31, 2015	High	Low
First Quarter	$0.60	$0.60
Second Quarter	$0.60	$0.60
Third Quarter	$0.60	$0.60
Fourth Quarter	$0.60	$0.60

Year ended May 31, 2014	High	Low
First Quarter	$0.42	$0.32
Second Quarter	$0.42	$0.42
Third Quarter	$1.69	$0.42
Fourth Quarter	$0.60	$0.60

(b) Holders of Common Stock

As of September 15, 2015, there are approximately fifty (50) holders of record of our Common Stock and one holder of our Preferred Stock.

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

No shares were issued during the fiscal years ending May 31, 2015 and May 31, 2014.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ending May 31, 2015 and May 31, 2014.

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

RESULTS OF OPERATIONS

For the fiscal years ended May 31, 2015 and May 31, 2014, the Company recognized no revenues.

For the fiscal year ended May 31, 2015, the Company incurred total operating expenses of $15,500, which consists of $15,500 in professional fees. This compares to the fiscal year ended May 31, 2014, where the Company incurred total operating expenses of $51,642, which consisted of $52,500 in professional fees; $532 in depreciation, $(1,800) in estimated payroll taxes and $410 in general and administrative. For the fiscal year ended May 31, 2015, the Company had a loss applicable to common shareholders of $(1,333) or $(0.00) per common share basic and diluted, as compared to a loss applicable to common shareholders of $(66,560) or $(0.00) per common share for the year ended May 31, 2014.

During the year ended May 31, 2015, the Company used net cash of $(38,000) in operations, $38,000 was provided by investing activities and no cash was provided by or used in financing activities. During the year ended May 31, 2014, the Company used net cash of $(10,328) in operations, $5,328 was provided by investing activities and no cash was provided by financing activities.

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

At this time, the Company has no product research, nor development taking place. As such, research is not required at this time.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of May 31, 2015, we have one employee who also serves as our sole officer/director. We are dependent upon our sole officer/director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2015, the Company had no cash and cash equivalents on hand. At the same date, the Company had total current liabilities of $62,273.

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

Index to Financial Statements

ATVRockN

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ATVROCKN

Duluth, Minnesota

We have audited the accompanying balance sheets of ATVROCKN (“the Company”) as of May 31, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATVROCKN at May 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has earned no revenues in the year ended May 31, 2015, has negative working capital at May 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana

September 15, 2015

ATVROCKN

Balance Sheets

	May 31, 2015	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Long-term assets:
Promissory note receivable	250,000	-
Interest receivable	14,167	-
Total long-term assets	264,167	-

TOTAL ASSETS	$ 264,167	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 4,273	$ 11,773
Other accrued expenses	20,000	35,000
Due to related party	38,000	-
Total current liabilities	62,273	46,773

Stockholders' equity (deficit):
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
5/31/2015 and 5/31/2014, respectively
Convertible preferred stock Series A, $0.001 par	1,225	1,250
value, 5,000,000 shares authorized, 1,225,000
and 1,250,000 issued and outstanding as of
5/31/2015 and 5/31/2014, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
5/31/2015 and 5/31/2014, respectively
Common stock, $0.001 par value, 185,000,000 shares	69,000	66,500
authorized, 69,000,000 and 66,500,000 issued and
outstanding as of 5/31/2015 and 5/31/2014,
respectively
Additional paid-in capital	427,154	179,629
Accumulated deficit	(295,485)	(294,152)
Total stockholders' equity (deficit)	201,894	(46,773)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 264,167	$ -

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Statement of Operations

	For the Year Ended May 31, 2015	For the Year Ended May 31, 2014
Revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Expenses:
Professional fees	15,500	52,500
Depreciation	-	532
Estimated payroll taxes	-	(1,800)
General & administrative expenses	-	410
Total expenses	15,500	51,642

Operating loss	(15,500)	(51,642)

Other Income (Expenses):
Interest income (expense)	14,167	(2,500)
Impairment of equipment	-	(12,418)
Total other income (expenses)	14,167	(14,918)

Net loss applicable to
common shareholders	$ (1,333)	$ (66,560)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding – basic	66,924,658	66,500,000

Weighted average shares outstanding – diluted	191,500,000	191,500,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Statements of Stockholders’ Equity (Deficit)

	Series B		Series A Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 1, 2013	25,000	$ 25	1,250,000	$ 1,250	66,500,000	$ 66,500	$ 128,650	$ (227,592)	$ (31,167)

Return of Series B Preferred shares in exchange for cancellation of debt	(25,000)	(25)	-	-	-	-	33,886	-	33,861

Forgiveness of accumulated cash advances from stockholder of Company	-	-	-	-	-	-	17,093	-	17,093

Net loss	-	-	-	-	-	-	-	(66,560)	(66,560)

Balance, May, 31, 2014	-	-	1,250,000	1,250	66,500,000	66,500	179,629	(294,152)	(46,773)

Contributed capital - assignment of debt	-	-	-	-	-	-	250,000	-	250,000
Conversion of Preferred Stock	-	-	(25,000)	(25)	2,500,000	2,500	(2,475)	-	-

Net loss	-	-	-	-	-	-	-	(1,333)	(1,333)

Balance, May 31, 2015	-	$ -	1,225,000	$ 1,225	69,000,000	$ 69,000	$ 427,154	$ (295,485)	$ 201,894

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Statements of Cash Flows

	For the Year Ended May 31, 2015	For the Year Ended May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,333)	$ (66,560)

Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation expense	-	532
Impairment of fixed assets	-	12,418

Changes in operating assets and liabilities:
Inventory	-	94
Accounts payable	(7,500)	9,988
Accrued interest receivable	(14,167)	-
Accrued expenses	(15,000)	33,200
Net cash used in operating activities	(38,000)	(10,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances from shareholder	38,000	5,328
Net cash provided by investing activities	38,000	5,328

NET INCREASE (DECREASE) IN CASH	-	(5,000)

CASH - BEGINNING OF THE PERIOD	-	5,000

CASH - END OF THE PERIOD	$ -	$ -

NON-CASH ACTIVITIES
Contribution of note receivable from shareholder	$ 250,000	$ -
Conversion of promissory note and advances from shareholder	$ -	$ 50,979

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Notes to the Financial Statements

May 31, 2015

NOTE 1. General Organization and Business

The Company was organized on December 27, 2010 under the laws of the State of Nevada, as ATVRockN.

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

ATVROCKN

Notes to the Financial Statements

May 31, 2015

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

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2015, the Company has accumulated operating losses of approximately $295,485 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

ATVROCKN

Notes to the Financial Statements

May 31, 2015

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

F-8

ATVROCKN

Notes to the Financial Statements

May 31, 2015

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 25,000 shares of Series B Preferred Stock for cancellation. As of May 31, 2015, there is no Series B Preferred Stock outstanding.

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

During the year ended May 31, 2015, two shareholders who owned 25,000 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 2,500,000 registered common shares.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C Preferred Stock, of which no shares are issued and outstanding. The designation of these shares has yet to be determined by the Board of Directors.

ATVROCKN

Notes to the Financial Statements

May 31, 2015

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 69,000,000 shares are issued and outstanding.

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

On November 19, 2014, Hal Heyer, M.D., CEO of ATVRockN personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. As of May 31, 2015, this note has accrued $14,167 of interest due.

As of May 31, 2015, there have been no stock options or warrants granted.

ATVROCKN

Notes to the Financial Statements

May 31, 2015

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

•         $25 of Series B Preferred Stock equity that was given back to the Company for cancellation

On November 19, 2014, Hal Heyer, M.D., CEO of ATVRockN personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. As of May 31, 2015, this note has accrued $14,167 of interest due.

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

Notes to the Financial Statements

May 31, 2015

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

None.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting were not effective as of May 31, 2015.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review that were completed related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended May 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"), Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of May 31, 2015, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Name	Age	Positions and Offices Held
Hal B. Heyer, M.D.	59	President, Secretary and Director

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

Compensation

The following table sets forth summary executive compensation information for the fiscal years ended May 31, 2015 and May 31, 2014.

Summary Compensation Table

		Fiscal Year	Salary	Bonus	Awards	Compen- sation	Total
Name	Principal Position	Ending May 31	($)	($)	($)	($)	($)

J. Chad Guidry	Former	2014	0	0	0	0	0
Appointed: 12/27/2010	CEO/Director
Resigned: 1/27/2014

Hal B. Heyer, M. D.	CEO/Director	2015	0	0	0	0	0
Appointed: 1/27/2014		2014	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officers named in the Summary Compensation Table at September 15, 2015.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through the fiscal year end May 31, 2015.

Outstanding Equity Awards

We did not have any outstanding equity awards to the executive officers or directors from inception through fiscal year end May 31, 2015.

Option Exercises

There were no options exercised by our executive officers or directors from inception through fiscal year end May 31, 2015.

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

Director Compensation

We did not pay our directors any compensation during fiscal years ended May 31, 2015 or May 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 15, 2015 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 15, 2015 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of ATVRockN's common stock.

The percentages below are calculated based on 69,000,000 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS BEFORE CONVERSION(1)	PERCENT OF CLASS AFTER CONVERSION(2)
Common Stock	Hal B. Heyer, M.D. (3)	66,000,000	95.7%	34.4%

Ownership upon conversion of Shareholders'
preferred stock

Common Stock	Legal Beagle Services (4)	122,500,000	0.0%	64.0%
Preferred Stock	Legal Beagle Services(4)(5)	1,225,000	100%	100%

DIRECTORS AND OFFICERS AS A GROUP
	(1 person)	66,000,000	95.7%	34.4%

(1)   Percent of Class based on 69,000,000 shares before conversion of registered preferred stock.

(2)   Percent of Class based on 191,500,000 shares after conversion of the 1,225,000 registered preferred stock.

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

If Legal Beagle Services converts their registered preferred stock to common stock, they will own 64% of our common stock. This would result in a change of control of the Company.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole officer/director is also our primary shareholder. Our sole officer/director controls 66,000,000 shares of our common stock, or 95.7% of our outstanding common stock.

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

Item 14. Principal Accountant Fees and Services.

Somerset CPAs, P.C. served as our principal independent public accountant for reporting fiscal years ending May 31, 2015 and May 31, 2014 and Seale and Beers, CPAs served as our principal independent public accountant through the Company’s second quarter ended November 30, 2013. The following table shows the fees that we paid or accrued for the audit and other services provided by Somerset CPAs, P.C. and Seale and Beers, CPAs.

	For the Year Ended May 31,	For the Year Ended May 31,
	2015	2014
Audit Fees – Somerset CPAs, P.C.	$21,000	$21,000
Audit Fees – Seale and Beers, CPAs	-	$3,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit Fees - includes fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit-Related Fees - this category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

Tax Fees - this category consists of fees for professional services rendered by our principal independent registered public accountant for tax compliance, tax advice, and tax planning.

All Other Fees - this category consists of fees for services provided by our principal independent registered public accountant other than the services described above. The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending May 31, 2015, all fees paid to Somerset CPAs, P.C. were unanimously pre-approved in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 – Exhibits

The following exhibits are filed as part of this registration statement:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	09/19/2011
3.2	Bylaws, as currently in effect		S-1		3.2	09/19/2011

10.1	Promissory Note between ATVRockN and Dan Berger dated May 23, 2011		S-1	Aug. 31, 2011	10.1	11/08/2011
10.2	Addendum to Promissory Note for Callable and Convertible Preferred Shares Secured by Ownership Rights in Tooling Mold dated April 13, 2012		S-1	Feb. 29, 2012	10.2	04/26/2012
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATVRockN Registrant

Date: September 15, 2015	/s/ Hal B. Heyer, M.D.
Name: Hal B. Heyer, M.D.
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hal B. Heyer, M.D. (Hal B. Heyer, M.D.)	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial and Accounting Officer)	Sept. 15, 2015