Form 10-Q
period 2015-08-31
ATVROCKN
filed 2015-10-27
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015

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

As of October 27, 2015, the registrant’s outstanding common stock consisted of 69,000,000 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Table of Contents

ATVROCKN

Index to Form 10-Q

For the Quarterly Period Ended August 31, 2015

ATVROCKN

Unaudited Interim Condensed Balance Sheets

	August 31, 2015	May 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Long-term assets:
Promissory note receivable	130,000	250,000
Interest receivable	18,067	14,167
Total long-term assets	148,067	264,167

TOTAL ASSETS	$ 148,067	$ 264,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,500	$ 4,273
Other accrued expenses	27,273	20,000
Due to related party	38,000	38,000
Total current liabilities	67,773	62,273

Stockholders' equity:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
8/31/2015 and 5/31/2015, respectively
Convertible preferred stock Series A, $0.001 par	1,225	1,225
value, 5,000,000 shares authorized, 1,225,000
and 1,225,000 issued and outstanding as of
8/31/2015 and 5/31/2015, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
8/31/2015 and 5/31/2015, respectively
Common stock, $0.001 par value, 185,000,000 shares	69,000	69,000
authorized, 69,000,000 and 69,000,000 issued and
outstanding as of 8/31/2015 and 5/31/2015,
respectively
Additional paid-in capital	307,154	427,154
Deficit accumulated during development stage	(297,085)	(295,485)
Total stockholders' equity	80,294	201,894
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 148,067	$ 264,167

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Unaudited Interim Condensed Statement of Operations

	For the three months ended August 31, 2015	For the three months ended August 31, 2014
Revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Expenses:
Professional fees	5,500	5,000
General & administrative expenses	-	-
Total expenses	5,500	5,000

Operating loss	(5,500)	(5,000)

Other Income (Expenses):
Interest income (expense)	3,900	-
Total other income (expenses)	3,900	-

Net loss applicable to
common shareholders	$ (1,600)	$ (5,000)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding – basic	69,000,000	66,500,000

Weighted average shares outstanding – diluted	191,500,000	191,500,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Unaudited Interim Condensed Statements of Cash Flows

	For the three months ended August 31, 2015	For the three months ended August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,600)	$ (5,000)
Changes in operating assets and liabilities:
Accrued interest receivable	(3,900)	-
Accounts payable	(1,773)	(10,000)
Accrued expenses	7,273	(3,000)
Net cash used in operating activities	-	(18,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances from shareholder	-	18,000
Net cash provided by investing activities	-	18,000

NET INCREASE (DECREASE) IN CASH	-	-
CASH - BEGINNING OF THE PERIOD	-	-
CASH - END OF THE PERIOD	$ -	$ -

NON-CASH ACTIVITIES
Distribution of note receivable to shareholder	120,000	-

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2015

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2015 audited financial statements. The results of operations for the period ended August 31, 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 31, 2015, the Company has recognized revenues of $11,165 and has accumulated operating losses of approximately $297,085 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2015

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

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 25,000 shares of Series B Preferred Stock for cancellation. As of August 31, 2015, there is no Series B Preferred Stock outstanding.

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2015

Series A Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series A Preferred Stock, of which 1,225,000 shares are issued and outstanding. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

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

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2015

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

On November 19, 2014, Hal Heyer, M.D., CEO of ATVRockN personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. On June 2, 2015, VoCare, Inc. repaid a portion of the Promissory Note in the amount of $120,000 directly to Hal Heyer, M.D., the payment was recorded as a reduction of the Promissory Note as well as a reduction in paid-in-capital in the quarter-ended August 31, 2015. As of August 31, 2015, this note has accrued $18,067 of interest due.

As of August 31, 2015, there have been no stock options or warrants granted.

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

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2015

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

During the year ended May 31, 2014, a former director of the Company advanced an additional $2,828 to the Company for working capital. These advances are unsecured, payable on demand and bears no interest. On January 28, 2014, a former director of the Company forgave the amount owed, leaving no unpaid balance as of May 31, 2014. The amounts that are included in the $50,979 which resulted in an increase in additional paid-in capital are as follows:

·         $25,000 promissory note along with $8,861 of interest that had accrued on promissory note;

·         $17,093 in advances of which $2,828 was advanced during the year ended May 31, 2014;

·         $25 of Series B Preferred Stock equity that was given back to the Company for cancellation

During the fiscal year ended May 31, 2015, the Company’s Director and Chief Executive officer advanced $38,000 to the Company for working capital. These advances are unsecured, payable on demand and bears no interest.

On November 19, 2014, Hal Heyer, M.D., CEO of ATVRockN personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. On June 2, 2015, VoCare, Inc. repaid a portion of the Promissory Note in the amount of $120,000 directly to Hal Heyer, M.D., the payment was recorded as a reduction of the Promissory Note as well as a reduction in paid-in-capital in the quarter-ended August 31, 2015. As of August 31, 2015, this note has accrued $18,067 of interest due.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended May 31, 2015.

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

Recent Event

On August 19, 2015, the Company issued a press release to announce that the Company has initiated merger discussions with Lush Lighting of Niles, MI. The merger discussions are still on-going.

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

Properties

The Company's corporate headquarters are located at: 1420 London Road, Suite 100, Duluth, MN 55805. The Company does not own any real property.

RESULTS OF OPERATIONS

For the quarter ending August 31, 2015, the Company recognized no revenues. Since inception on December 27, 2012 through August 31, 2015, the Company recognized revenues of $11,165 with cost of goods of $8,854, which equates to a gross profit of $2,311. This resulted in a profit margin of 20.6% realized on revenues.

For the quarter ending August 31, 2015, the Company incurred total operating losses of $5,500, which consisted of professional fees. This compares to the same quarter ending August 31, 2014 where the Company incurred total operating losses of $5,000, which consisted of professional fees. The net loss applicable to common shareholders was $(1,600) for the quarter ending August 31, 2015 or $0.00 per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $(5,000) or $(0.00) per common share for the same period last year.

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

Liquidity and Capital Resources

As of August 31, 2015, ATVRockN had $0 in cash and cash equivalents and total current assets of $0, with long-term assets of $148,067. As of August 31, 2015, ATVRockN had total current liabilities of $67,773.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2010 (inception) to August 31, 2015, the Company recognized revenues of $11,165.

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

Management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of August 31, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of May 31, 2015.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending August 31, 2015, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended August 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, COSO released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework’s ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of August 31, 2015, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2015 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending August 31, 2015.

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

Date: October 27, 2015

ATVRockN
Registrant
By: /s/ Hal B. Heyer, M.D.
Hal B. Heyer, M.D. Director and CEO (principal executive, financial and accounting officer)