Form 10-Q
period 2015-11-30
ATVROCKN
filed 2016-01-14
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2015

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

As of January 14, 2016, the registrant’s outstanding common stock consisted of 69,000,000 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Table of Contents

ATVROCKN

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2015

ATVROCKN

Unaudited Interim Condensed Balance Sheets

	November 30, 2015	May 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Long-term assets:
Promissory note receivable	130,000	250,000
Interest receivable	-	14,167
Total long-term assets	130,000	264,167

TOTAL ASSETS	$ 130,000	$ 264,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 20,000	$ 4,273
Other accrued expenses	9,773	20,000
Due to related party	40,500	38,000
Total current liabilities	70,273	62,273

Stockholders' equity:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
11/30/2015 and 5/31/2015, respectively
Convertible preferred stock Series A, $0.001 par	1,225	1,225
value, 5,000,000 shares authorized, 1,225,000
and 1,225,000 issued and outstanding as of
11/30/2015 and 5/31/2015, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
11/30/2015 and 5/31/2015, respectively
Common stock, $0.001 par value, 185,000,000 shares	69,000	69,000
authorized, 69,000,000 and 69,000,000 issued and
outstanding as of 11/30/2015 and 5/31/2015,
Respectively
Additional paid-in capital	307,154	427,154
Deficit accumulated during development stage	(317,652)	(295,485)
Total stockholders' equity	59,727	201,894
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 130,000	$ 264,167

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Unaudited Interim Condensed Statement of Operations

	For the three months ended November 30, 2015	For the three months ended November 30, 2014	For the six months ended November 30, 2015	For the six months ended November 30, 2014
Revenue	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Expenses:
Professional fees	2,500	2,500	8,000	7,500
General & administrative expenses	-	-	-	-
Total expenses	2,500	2,500	8,000	7,500

Operating loss	$ (2,500)	$ (2,500)	$ (8,000)	$ (7,500)

Other Income (Expenses):
Interest income (expense)	-	-	3,900	-
Forgiveness of promissory note receivable interest	(18,067)	-	(18,067)	-
Total other income (expenses)	(18,067)	-	(14,167)	-

Net loss applicable to
common shareholders	$ (20,567)	$ (2,500)	$ (22,167)	$ (7,500)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding - basic	69,000,000	66,500,000	69,000,000	66,500,000

Weighted average shares outstanding - diluted	191,500,000	191,500,000	191,500,000	191,500,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Unaudited Interim Condensed Statements of Cash Flows

	For the six months ended November 30, 2015	For the six months ended November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (22,167)	$ (7,500)
Changes in operating assets and liabilities:
Accrued interest receivable	14,167	-
Accounts payable	15,727	(10,000)
Accrued expenses	(10,227)	(20,500)
Net cash used in operating activities	(2,500)	(38,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances from shareholder	2,500	38,000
Net cash provided by investing activities	2,500	38,000

NET INCREASE (DECREASE) IN CASH	-	-
CASH - BEGINNING OF THE PERIOD	-	-
CASH - END OF THE PERIOD	$ -	$ -

NON-CASH ACTIVITIES
Distribution of note receivable to shareholder	120,000	-

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2015

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2015 audited financial statements. The results of operations for the period ended November 30, 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2015, the Company has accumulated operating losses of approximately $317,652 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

November 30, 2015

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

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 25,000 shares of Series B Preferred Stock for cancellation. As of November 30, 2015, there is no Series B Preferred Stock outstanding.

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2015

Series A Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series A Preferred Stock, of which 1,225,000 shares are issued and outstanding as of November 30, 2015. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

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

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2015

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 69,000,000 shares are issued and outstanding as of November 30, 2015.

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

On November 19, 2014, Hal Heyer, M.D., CEO of ATVRockN personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. On June 2, 2015, VoCare, Inc. repaid a portion of the Promissory Note in the amount of $120,000 directly to Hal Heyer, M.D., the payment was recorded as a reduction of the Promissory Note as well as a reduction in paid-in-capital in the quarter-ended August 31, 2015. During the quarter ended November 30, 2015, the Company forgave the outstanding interest that had accrued per the original terms of the Promissory Note.

As of November 30, 2015, there have been no stock options or warrants granted.

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

November 30, 2015

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

On November 19, 2014, Hal Heyer, M.D., CEO of ATVRockN personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. On June 2, 2015, VoCare, Inc. repaid a portion of the Promissory Note in the amount of $120,000 directly to Hal Heyer, M.D., the payment was recorded as a reduction of the Promissory Note as well as a reduction in paid-in-capital in the quarter-ended August 31, 2015. During the quarter ended November 30, 2015, the Company forgave the outstanding interest that had accrued per the terms of the original terms of the promissory note.

During the quarter ended ended November 30, 2015, the Company’s Director and Chief Executive officer advanced $2,500 to the Company for working capital. These advances are unsecured, payable on demand and bears no interest.

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

On or about December 2, 2015, the Company received written consents in lieu of a meeting of Stockholders from one stockholder, who owns 66,000,000 voting shares representing approximately 95.7% of the 69,000,000 shares of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) authorizing the Company’s Board of Directors, to effect a reverse split of the Company’s Common Stock and Preferred Stock on a one-for-ten (1:10) basis, pursuant to which the number of authorized shares of Common Stock will remain 185,000,000 shares and the number of authorized preferred shares will remain 15,000,000 shares and the par value for both the common and preferred stock will remain $0.001, following such reverse stock split; any fractional shares post-split will be rounded up to the next whole share.

On December 2, 2015, the Board of Directors of the Company approved the above-mentioned actions. The Majority Stockholders approved the action by written consent in lieu of a meeting on December 2, 2015, in accordance with the Nevada Corporate law. As of the date of these financial statements the Company was waiting for certain regulatory approval before effectuating the stock split.

On December 15, 2015, the Company entered into a non-binding letter of intent with US Oilfield Company, LLC, an Indiana limited liability company. In that letter of intent, the parties agreed to begin good-faith negotiations towards a definitive share exchange or merger agreement between the parties. The goal of the definitive agreement would be that the outstanding units of US Oilfield Company, LLC would be converted into the Company’s common stock, thus making US Oilfield Company, LLC a wholly owned subsidiary of the Company. In turn, the Company would issue to US Oilfield Company, LLC unit holders the amount of the Company’s common stock so that they would collectively control 90.0% of the issued and outstanding stock of the Company.

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

Recent Event

On August 19, 2015, the Company issued a press release to announce that the Company has initiated merger discussions with Lush Lighting of Niles, MI. On November 25, 2015 the Company reported that merger discussions with Lush Lighting, Inc. have ended, effective immediately. After review and consideration, Lush Lighting, Inc. has decided to discontinue merger discussions. Both sides entered the merger discussions with good intentions, but Lush Lighting, Inc. decided not to proceed with the merger.

Subsequent to November 30, 2015, on December 15, 2015, the Company entered into a non-binding letter of intent with US Oilfield Company, LLC, an Indiana limited liability company. In that letter of intent, the parties agreed to begin good-faith negotiations towards a definitive share exchange or merger agreement between the parties. The goal of the definitive agreement would be that the outstanding units of US Oilfield Company, LLC would be converted into the Company’s common stock, thus making US Oilfield Company, LLC a wholly owned subsidiary of the Company. In turn, the Company would issue to US Oilfield Company, LLC unit holders the amount of the Company’s common stock so that they would collectively control 90.0% of the issued and outstanding stock of the Company.

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

Properties

The Company's corporate headquarters are located at: 1420 London Road, Suite 100, Duluth, MN 55805. The Company does not own any real property.

RESULTS OF OPERATIONS

For the three and six month periods ending November 30, 2015, the Company recognized no revenues.

For the three month period ending November 30, 2015, the Company incurred total operating losses of $2,500, which consisted of professional fees. This compares to the same period ending November 30, 2014 where the Company incurred total operating losses of $2,500, which consisted of professional fees. The net loss applicable to common shareholders was $20,067 for the three months ending November 30, 2015 or $0.00 per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $(2,500) or $(0.00) per common share for the same period last year.

For the six month period ending November 30, 2015, the Company incurred total operating losses of $8,000, which consisted of professional fees. This compares to the same period ending November 30, 2014 where the Company incurred total operating losses of $7,500, which consisted of professional fees. The net loss applicable to common shareholders was $(22,167) for the six months ending November 30, 2015 or $0.00 per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $(7,500) or $(0.00) per common share for the same period last year.

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

Liquidity and Capital Resources

As of November 30, 2015, ATVRockN had $0 in cash and cash equivalents and total current assets of $0, with long-term assets of $130,000. As of November 30, 2015, ATVRockN had total current liabilities of $70,273.

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

Management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of November 30, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of November 30, 2015.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending November 30, 2015, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended November 30, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, COSO released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework’s ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of November 30, 2015, the Company has transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending November 30, 2015.

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

Date: January 14, 2016

ATVRockN
Registrant
By: /s/ Hal B. Heyer, M.D.
Hal B. Heyer, M.D. Director and CEO (principal executive, financial and accounting officer)