Form 10-K
period 2016-05-31
ATVROCKN
filed 2017-02-10
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at November 30, 2015, based on the closing sales price of the common shares of $4.30 per-share price as quoted on the OTC-BB, was $1,290,017.

There were 6,900,004 shares of Common Stock issued and outstanding as of February 10, 2017.

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

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. On the consummation of a transaction, it is likely that ATVRockN's present management and shareholder will not be in control of the company. In addition, ATVRockN 's sole director may, as part of the terms of the acquisition transaction, resign and his vacancy under Nevada law, NRS 78.335(5) be replaced by new director without vote of our shareholders.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986. In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the stock of the surviving entity. In that case, ATVRockN's shareholders, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganization between corporate entities where one corporation is merged with or acquires the securities or assets of another.

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

We will participate in a business only after the negotiation and execution of appropriate written agreements. Although the exact terms of these agreements cannot be predicted, generally they will:

·         require specific representations and warranties by all of the parties involved,

·         specify certain events of default,

·         detail the terms of closing and the conditions which must be satisfied by each of the parties prior to it,

·         outline the manner of bearing costs if the transaction is not closed,

·         set forth remedies on default, and

·         include miscellaneous other terms.

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

Management anticipates the selection of an acquired business will be complex and risky because of the competition for such business opportunities among all segments of the financial community. The nature of the Company's search for the acquisition of a business requires maximum flexibility since the Company will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, product or services investigated. The management of the Company will have virtually unrestricted flexibility in identifying and selecting a prospective acquired business. Besides determining its fair market value, management will consider the following:

·         the acquired business' net worth;

·         the acquired business' total assets;

·         the acquired business' cash flow;

·         costs associated with effecting the business combination;

·         equity interest and possible management participation in the acquired business;

·         earnings and financial condition of the acquired business;

·         growth potential of the acquired business and the industry in which it operates;

·         experience and skill of management and availability of additional personnel of the acquired business;

·         capital requirements of the acquired business;

·         competitive position of the acquired business;

·         stage development of the product, process or service of the acquired business;

·         degree of current or potential market acceptance of the product, process or service of the acquired business; and

·         regulatory environment of the industry in which the acquired business operates.

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

Form and Structure of Acquisition

Of the various methods and forms by which we may structure a transaction to acquire another business, management is likely to use, without limitation, one of the following forms:

·         a leveraged buyout transaction in which most of the purchase price is provided by borrowings from one or more lenders or from the sellers in the form of a deferred purchase price;

·         a merger or consolidation of the acquired corporation into or with the Company;

·         a merger or consolidation of the acquired business corporation into or with a subsidiary of the company organized to facilitate the acquisition (a "subsidiary merger"), or a merger or consolidation of such a subsidiary into or with the acquired corporation (a "reverse subsidiary merger");

·         an acquisition of all or a controlling amount of the stock of the acquired corporation followed by a merger of the acquired business into us;

·         an acquisition of the assets of a business by us or a subsidiary organized for such a purpose;

·         a merger or consolidation of the Company with or into the acquired business or such a subsidiary; or

·         a combination of any of the above.

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

Our financial statements included with this Annual Report for the year ended May 31, 2016 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended May 31, 2016. Because the Company has been issued an opinion by our auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

For the period from inception (December 27, 2010) through the year end for May 31, 2016, we experienced a cumulative net loss of $(458,214). Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we are unable to obtain additional funding, we may be forced to cease operations.

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

12. OUR MANAGEMENT AND PREFERRED SHAREHOLDER CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of February 10, 2017, our sole officer/director owns 21.74% of our currently issued and outstanding common stock. Additionally, our registered preferred stock Series A shareholder owns 122,500 of Series A preferred shares that can be converted into 12,250,000 common shares or 64% of the outstanding shares upon conversion.

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

13. WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Since we are a full reporting company with the U. S. Securities and Exchange Commission, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We project that the total incremental operating expenses of being a public company will be approximately $45,000 for 2017. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

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

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising funds in future offerings

16. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

17. WE ARE CURRENTLY REPORTING AS A NON-SHELL REGISTRANT AS DEFINED in RULE 12B-2 OF THE SECURITIES AND EXCHANGE ACT DESPITE HAVING LIMITED REVENUE SINCE INCEPTION.

The Company received a favorable legal opinion supporting our position as a non-shell company from outside legal counsel and continue to believe we qualify as a non-shell company as defined through the Jumpstart our Business Startup Act of 2012. However, since we have generated limited revenue since inception and no revenue since the fiscal year ending May 31, 2012 and we continue to search for a viable business candidate; the Securities and Exchange Commission may challenge our non-shell status at some point in the future. We can provide no assurance as to a favorable outcome upon a regulatory review or the potential impact on certain shareholders’ ability to freely trade their common stock and the effect it may have on our stock price.

RISK FACTORS RELATING TO OUR PREFERRED AND COMMON STOCK.

18. OUR PREFERRED STOCK DOES NOT PAY ANY DIVIDENDS AND CAN BE CONSIDERED ILLIQUID.

We have one Series of Preferred Shares issued and outstanding as of May 31, 2016. Our registered preferred stock, par value $0.001, shall not be entitled to receive any dividends, shall not have any liquidation rights and shall not be entitled to (a) any voting rights or (b) notice of any meeting of the shareholders of the corporation. The registered preferred stock can be converted at the ratio of one hundred (100) shares of Common Stock for every one (1) share of the registered preferred stock converted; however, the conversion is limited whereby the beneficial owner cannot beneficially own in excess of 4.9% of the shares of the Common Stock outstanding immediately after giving effect to such conversion or exercise.

Management has no intention to apply to have any Series of the Company’s preferred stock listed or quoted on any exchange or inter-dealer quotation system. This will make ownership of our preferred shares very illiquid.

19. We have authorized and unissued shares Series A, B and C Preferred stock that may be issued in the future, which would dilute your ownership in the Company.

We have 5,000,000 preferred shares authorized for each of our Series A, B and C preferred stock. We currently have 122,500 shares of the registered Series A preferred stock issued and outstanding; no Series B preferred stock issued and outstanding and no Series C stock issued and outstanding. The Series C stock is undesignated at this time. Therefore, if each Series has 5,000,000 authorized, this gives the Board of Directors a great deal of discretion, in the future, to issue more shares in each Series, without shareholder approval. The issuance of more shares of any Series would dilute your ownership in the Company, which would mean your percent of ownership in the Company would decrease.

20. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

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

21. HOLDERS OF OUR PREFERRED AND COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF WE ISSUE ADDITIONAL SHARES OF PREFERRED AND/OR COMMON STOCK IN THE FUTURE.

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

 22. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR PREFERRED AND COMMON STOCK MAY BE NEGATIVELY AFFECTED.

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

As of May 31, 2016 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

23. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

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

24. THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE, AND YOU COULD LOSE ALL OR PART OF YOU INVESTMENT.

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

The following table sets forth the high and low sales prices for our common stock, which has been listed on the OTC-BB for all periods presented. The prices below have been adjusted to reflect the Company’s 1:10 reverse stock split effective as of January 8, 2016.

Year ended May 31, 2016	High	Low
First Quarter	$35.00	$6.00
Second Quarter	$35.50	$3.50
Third Quarter	$3.50	$0.40
Fourth Quarter	$0.70	$0.13

Year ended May 31, 2015	High	Low
First Quarter	$6.00	$6.00
Second Quarter	$6.00	$6.00
Third Quarter	$6.00	$6.00
Fourth Quarter	$6.00	$6.00

(b) Holders of Common Stock

As of February 10, 2017, there are approximately fifty (50) holders of record of our Common Stock and one holder of our Preferred Stock.

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

No shares were issued during the fiscal years ending May 31, 2016 and May 31, 2015.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ending May 31, 2016 and May 31, 2015.

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

RESULTS OF OPERATIONS

For the fiscal years ended May 31, 2016 and May 31, 2015, the Company recognized no revenues.

For the fiscal year ended May 31, 2016, the Company incurred total operating expenses of $18,562, which consists of $18,562 in professional fees. This compares to the fiscal year ended May 31, 2015, where the Company incurred total operating expenses of $15,500, which consisted of $15,500 in professional fees.

For the fiscal year ended May 31, 2016, the Company had other income (expense) of $(144,167), which consists of $3,900 in interest income, $18,067 of a valuation adjustment associated with the interest receivable on the promissory note receivable as well as a valuation adjustment associated with the promissory note receivable principal balance of $(130,000). This compares to the fiscal year ended May 31, 2015, where the Company had $14,167 of other income, which consisted of $14,167 in interest income.

For the fiscal year ended May 31, 2016, the Company had a loss applicable to common shareholders of $(162,729) or $(0.02) per common share basic and diluted, as compared to a loss applicable to common shareholders of $(1,333) or $(0.00) per common share for the year ended May 31, 2015.

During the year ended May 31, 2016, the Company used net cash of $(2,500) in operations, $2,500 was provided by investing activities and no cash was provided by or used in financing activities. During the year ended May 31, 2015, the Company used net cash of $(38,000) in operations, $38,000 was provided by investing activities and no cash was provided by financing activities.

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

Significant changes in the number of employees

As of May 31, 2016, we have one employee who also serves as our sole officer/director. We are dependent upon our sole officer/director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2016, the Company had no cash and cash equivalents on hand. At the same date, the Company had total current liabilities of $80,835.

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

ATVRockN

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ATVROCKN

Duluth, Minnesota

We have audited the accompanying balance sheets of ATVROCKN (“the Company”) as of May 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATVROCKN at May 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has earned no revenues in the year ended May 31, 2016, has negative working capital at May 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SOMERSET CPAS, P.C.

Indianapolis, Indiana

February 10, 2017

ATVROCKN

Balance Sheets

	May 31, 2016	May 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Long-term assets:
Promissory note receivable	-	250,000
Interest receivable	-	14,167
Total long-term assets	-	264,167

TOTAL ASSETS	$ -	$ 264,167

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 22,835	$ 4,273
Other accrued expenses	17,500	20,000
Due to related party	40,500	38,000
Total current liabilities	80,835	62,273

Stockholders' equity (deficit):
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
5/31/2016 and 5/31/2015, respectively
Convertible preferred stock Series A, $0.001 par	123	123
value, 5,000,000 shares authorized, 122,500
and 122,500 issued and outstanding as of
5/31/2016 and 5/31/2015, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
5/31/2016 and 5/31/2015, respectively
Common stock, $0.001 par value, 185,000,000 shares	6,900	6,900
authorized, 6,900,004 and 6,900,004 issued and
outstanding as of 5/31/2016 and 5/31/2015,
respectively
Additional paid-in capital	370,356	490,356
Accumulated deficit	(458,214)	(295,485)
Total stockholders' equity (deficit)	(80,835)	201,894
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 264,167

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Statements of Operations

	For the Year Ended May 31, 2016	For the Year Ended May 31, 2015
Revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Expenses:
Professional fees	18,562	15,500
Total expenses	18,562	15,500

Operating loss	(18,562)	(15,500)

Other Income (Expenses):
Interest income (expense)	3,900	14,167
Promissory note receivable interest valuation adjustment	(18,067)	-
Promissory note receivable valuation adjustment	(130,000)	-
Total other income (expenses)	(144,167)	14,167

Net loss applicable to
common shareholders	$ (162,729)	$ (1,333)

Net loss per share - basic and diluted	$ (0.02)	$ (0.00)

Weighted average shares outstanding – basic	6,900,004	6,692,466

Weighted average shares outstanding – diluted	19,150,004	19,150,004

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Statements of Stockholders’ Equity (Deficit)

	Series B		Series A Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 1, 2014	-	-	125,000	125	6,650,004	6,650	240,604	(294,152)	(46,773)

Contributed capital - assignment of debt	-	-	-	-	-	-	250,000	-	250,000
Conversion of Preferred Stock	-	-	(2,500)	(2)	250,000	250	(248)	-	-

Net loss	-	-	-	-	-	-	-	(1,333)	(1,333)

Balance, May 31, 2015	-	-	122,500	123	6,900,004	6,900	490,356	(295,485)	201,894
Distribution of note receivable to shareholder	-	-	-	-	-	-	(120,000)	-	(120,000)

Net loss	-	-	-	-	-	-	-	(162,729)	(162,729)

Balance, May 31, 2016	-	$ -	122,500	$123	6,900,004	$6,900	$ 370,356	$ (458,214)	$ (80,835)

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Statements of Cash Flows

	For the Year Ended May 31, 2016	For the Year Ended May 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (162,729)	$ (1,333)
Adjustments to reconcile net loss to net cash used
in operating activities
Promissory note and interest receivable valuation adjustment	148,067	-
Changes in operating assets and liabilities:
Accrued interest receivable	(3,900)	(14,167)
Accounts payable	18,562	(7,500)
Accrued expenses	(2,500)	(15,000)
Net cash used in operating activities	(2,500)	(38,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances from shareholder	2,500	38,000
Net cash provided by investing activities	2,500	38,000

NET INCREASE (DECREASE) IN CASH	-	-

CASH - BEGINNING OF THE PERIOD	-	-

CASH - END OF THE PERIOD	$ -	$ -

NON-CASH ACTIVITIES
Contribution of note receivable from shareholder	$ -	$ 250,000
Distribution of note receivable to shareholder	$ (120,000)	$ -

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Notes to the Financial Statements

May 31, 2016

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was organized on December 27, 2010 under the laws of the State of Nevada, as ATVRockN.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements and accompanying notes are prepared under accrual of accounting in accordance with generally accepted accounting principles of the United States of America ("US GAAP").

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

ATVROCKN

Notes to the Financial Statements

May 31, 2016

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the FASB Accounting Standard Codification, ("ASC"), 740 (Income Taxes). This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting basis of certain assets and liabilities.

As required by ASC 740-10, "Income Taxes", the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Management does not believe that there are any uncertain tax positions which would have a material impact on the financial statements. The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, the Company has not recorded any interest or penalties related to uncertain tax positions.

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

NOTE 3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2016, the Company has accumulated operating losses of approximately $458,214 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

ATVROCKN

Notes to the Financial Statements

May 31, 2016

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

NOTE 4. PROMISSORY NOTE RECEIVABLE

On November 19, 2014, Hal Heyer, M.D., CEO of ATVRockN personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. On June 2, 2015, VoCare, Inc. repaid a portion of the Promissory Note in the amount of $120,000 directly to Hal Heyer, M.D. The payment was recorded as a reduction of the Promissory Note as well as a non-cash distribution and related reduction in paid-in-capital in the quarter-ended August 31, 2015. During the quarter ended November 30, 2015, the Company recorded a valuation adjustment for the outstanding interest that had accrued per the terms of the original terms of the promissory note.

In conjunction with the change in ownership as described in Note 8, Hal Heyer agreed to leave the remaining note receivable amount of $130,000 due from Vocare, Inc. with the Company. The Company has analyzed the collectability of this receivable and as a result has recorded a $130,000 valuation allowance against the promissory note receivable asset. The Company expects to aggressively pursue collection of the note receivable and is optimistic about receiving some value in the future. The remaining unpaid balance as of May 31, 2016 is $130,000.

NOTE 5. INCOME TAXES

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740 "Income Taxes". ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

As of May 31, 2016, the Company did not have any eligible net operating loss carry forwards as the Company has not filed the appropriate federal and state income tax returns so any accumulated net operating losses could be subject to the respective tax agency disallowance. Any actual net operating losses would be limited by a valuation allowance, as their realization, as determined by management, is determined to be not likely to occur and accordingly, the Company would have recorded a valuation allowance for the deferred tax asset relating to the tax potential net operating loss carry-forwards. Additionally, actual net operating losses carry-forwards and the related deferred tax assets would also be limited due to the change in control that is described in Note 8.

NOTE 6. STOCKHOLDERS' EQUITY AND CONTRIBUTED CAPITAL

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

Series A Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series A Preferred Stock, of which 122,500 shares are issued and outstanding as of May 31, 2016. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

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

ATVROCKN

Notes to the Financial Statements

May 31, 2016

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

On May 24, 2011, the Company issued 2,500 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 2,500 shares of Series B Preferred Stock for cancellation. As of May 31, 2016, there is no Series B Preferred Stock outstanding.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C Preferred Stock, of which no shares are issued and outstanding as of May 31, 2106. The designation of these shares have yet to be determined by the Board of Directors.

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 6,900,004 shares are issued and outstanding as of May 31, 2016.

 ATVROCKN

Notes to the Financial Statements

May 31, 2016

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

As of May 31, 2016, there have been no stock options or warrants granted.

NOTE 7. RELATED PARTY TRANSACTIONS

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

ATVROCKN

Notes to the Financial Statements

May 31, 2016

As described in Note 4, on November 19, 2014, Hal Heyer, M.D., CEO of ATVRockN personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. On June 2, 2015, VoCare, Inc. repaid a portion of the Promissory Note in the amount of $120,000 directly to Hal Heyer, M.D., the payment was recorded as a reduction of the Promissory Note as well as a non-cash distribution and related reduction in paid-in-capital in the quarter-ended August 31, 2015.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Subsequent to year-end, the Company on September 14, 2016, underwent a change of control of ownership. Hal Heyer, CEO of the Company, entered into an agreement on September 23, 2016 whereby he sold his ownership of 5,100,000 control block shares to Mark Cole. Mark Cole paid cash consideration of ten thousand ($10,000) for the 5,100,000 control block shares. The terms of this agreement were fulfilled on September 20, 2016.

Also, subsequent to year-end, on September 22, 2016 Arden A. Johnson, who was the beneficial owner of the Company’s Series A Convertible Preferred Stock, entered into an agreement whereby he sold his ownership in Legal Beagle Services to J. Chad Guidry who subsequent to year-end is now currently the beneficial owner of the Company’s Series A Convertible Preferred Stock.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2016, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting were not effective as of May 31, 2016.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended May 31, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"), Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of May 31, 2016, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Name	Age	Positions and Offices Held
Hal B. Heyer, M.D.	60	President, Secretary and Director

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

Compensation

The following table sets forth summary executive compensation information for the fiscal years ended May 31, 2016 and May 31, 2015.

Summary Compensation Table

		Fiscal Year	Salary	Bonus	Awards	Compen- sation	Total
Name	Principal Position	Ending May 31	($)	($)	($)	($)	($)

Hal B. Heyer, M. D.	CEO/Director	2016	0	0	0	0	0
Appointed: 1/27/2014		2015	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officers named in the Summary Compensation Table.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through the fiscal year end May 31, 2016.

Outstanding Equity Awards

We did not have any outstanding equity awards to the executive officers or directors from inception through fiscal year end May 31, 2016.

Option Exercises

There were no options exercised by our executive officers or directors from inception through fiscal year end May 31, 2016.

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

Director Compensation

We did not pay our directors any compensation during fiscal years ended May 31, 2016 or May 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on February 10, 2017 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after February 10, 2017 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of ATVRockN's common stock.

The percentages below are calculated based on 6,900,004 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS BEFORE CONVERSION(1)	PERCENT OF CLASS AFTER CONVERSION(2)
Common Stock	Mark Cole (3)	5,100,000	73.91%	26.63%

Common Stock	Hal B. Heyer, M.D. (4)	1,500,000	21.74%	7.83%

Ownership upon conversion of Shareholders'
preferred stock

Common Stock	Legal Beagle Services (5)	12,250,000	0.0%	63.97%
Preferred Stock	Legal Beagle Services(5)(6)	122,500	100%	100%

DIRECTORS AND OFFICERS AS A GROUP
	(1 person)	1,500,000	21.74%	7.83%

(1)   Percent of Class based on 6,900,004 shares before conversion of registered preferred stock.

(2)   Percent of Class based on 19,150,004 shares after conversion of the 1,225,000 registered preferred stock.

(3)  Mark Cole, 9788 Gilespie St., Unit 400, Las Vegas, NV 89113, is the beneficial owner of these shares.

(4)   Hal B. Heyer, M.D., 1420 London Road, Suite 100, Duluth, MN 55805.

(5)   Legal Beagle Services, 1825 Imperial Cup Drive, Las Vegas, Nevada 89117. J. Chad Guidry is the beneficial owner who exercised the sole voting and dispositive powers with respect to the shares owned and has the ultimate voting control over the shares held by this entity. Subsequent to year-end, on September 22, 2016 Arden A. Johnson entered into an agreement whereby he sold his ownership in Legal Beagle Services to J. Chad Guidry who subsequent to year-end is currently the beneficial owner of the Company’s Series A Convertible Preferred Stock.

(6)   At any time and from time-to-time any holder of the Preferred Convertible shares may convert any or all of the shares of Series A Convertible Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Convertible Preferred Stock. However, the beneficial owner of such Series A Convertible Preferred Stock cannot not convert their Series A Convertible Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

If Legal Beagle Services converts their registered preferred stock to common stock, they will own 63.97% of our common stock. This would result in a change of control of the Company.

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

Our sole officer and director, Mr. Hal B. Heyer, M.D. can be considered a promoter of ATVRockN in consideration of his participation and managing of the business of the company.

Item 14. Principal Accountant Fees and Services.

Somerset CPAs, P.C. served as our principal independent public accountant for reporting fiscal years ending May 31, 2016 and May 31, 2015. The following table shows the fees that we paid or accrued for the audit and other services provided by Somerset CPAs, P.C.

	For the Year Ended May 31,	For the Year Ended May 31,
	2016	2015
Audit Fees – Somerset CPAs, P.C.	$17,500	$17,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,500	$17,500

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending May 31, 2016, all fees paid to Somerset CPAs, P.C. were unanimously pre-approved in accordance with this policy.

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

ATVRockN Registrant

Date: February 10, 2017	/s/ Hal B. Heyer, M.D.
Name: Hal B. Heyer, M.D.
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hal B. Heyer, M.D. (Hal B. Heyer, M.D.)	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial and Accounting Officer)	February 10, 2017