Form 10-Q
period 2016-08-31
ATVROCKN
filed 2017-02-10
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Table of Contents

ATVROCKN

Index to Form 10-Q

For the Quarterly Period Ended August 31, 2016

ATVROCKN

Condensed Balance Sheets

	August 31, 2016	May 31, 2016
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Long-term assets:
Promissory note receivable	-	-
Interest receivable	-	-
Total long-term assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 22,835	$ 22,835
Other accrued expenses	20,500	17,500
Due to related party	40,500	40,500
Total current liabilities	83,835	80,835

Stockholders' equity:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
8/31/2016 and 5/31/2016, respectively
Convertible preferred stock Series A, $0.001 par	123	123
value, 5,000,000 shares authorized, 122,500
and 122,500 issued and outstanding as of
8/31/2016 and 5/31/2016, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
8/31/2016 and 5/31/2016, respectively
Common stock, $0.001 par value, 185,000,000 shares	6,900	6,900
authorized, 6,900,004 and 6,900,004 issued and
outstanding as of 8/31/2016 and 5/31/2016,
Respectively
Additional paid-in capital	370,356	370,356
Accumulated deficit	(461,214)	(458,214)
Total stockholders' deficit	(83,835)	(80,835)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Unaudited Interim Condensed Statement of Operations

	For the three months ended August 31, 2016	For the three months ended August 31, 2015
Revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Expenses:
Professional fees	3,000	5,500
General & administrative expenses	-	-
Total expenses	3,000	5,500

Operating loss	$ (3,000)	$ (5,500)

Other Income (Expenses):
Interest income (expense)	-	3,900
Forgiveness of promissory note receivable interest	-	-
Total other income (expenses)	-	3,900

Net income (loss) applicable to
common shareholders	$ (3,000)	$ 1,600

Net income (loss) per share - basic and diluted	$ (0.00)	$ 0.00

Weighted average shares outstanding - basic	6,900,004	6,900,004

Weighted average shares outstanding - diluted	19,150,004	19,150,004

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Unaudited Interim Condensed Statements of Cash Flows

	For the three months ended August 31, 2016	For the three months ended August 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,000)	$ (1,600)
Changes in operating assets and liabilities:
Accrued interest receivable	-	(3,900)
Accounts payable	-	(1,773)
Accrued expenses	(3,000)	7,273
Net cash used in operating activities	-	-

NET INCREASE (DECREASE) IN CASH	-	-
CASH - BEGINNING OF THE PERIOD	-	-
CASH - END OF THE PERIOD	$ -	$ -

NON-CASH ACTIVITIES
Distribution of note receivable to shareholder	-	120,000

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2016

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2016 audited financial statements. The results of operations for the period ended August 31, 2016 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 31, 2016, the Company has accumulated operating losses of $461,214 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

August 31, 2016

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

On May 24, 2011, the Company issued 2,500 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 2,500 shares of Series B Preferred Stock for cancellation. As of August 31, 2016, there is no Series B Preferred Stock outstanding.

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2016

Series A Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series A Preferred Stock, of which 122,500 shares are issued and outstanding as of August 31, 2016. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

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

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2016

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 6,900,004 shares are issued and outstanding as of August 31, 2016.

Contributed Capital

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

In conjunction with the change in ownership as described in Note 6, Hal Heyer agreed to leave the remaining note receivable amount of $130,000 due from Vocare, Inc. with the Company. The Company has analyzed the collectability of this receivable and as a result has recorded a $130,000 valuation allowance against the promissory note receivable asset. The Company expects to aggressively pursue collection of the note receivable and is optimistic about receiving some value in the future. The remaining unpaid balance as of August 31, 2016 is $130,000.

As of August 31, 2016, there have been no stock options or warrants granted.

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

August 31, 2016

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Subsequent to August 31, 2016, the Company on September 14, 2016, underwent a change of control of ownership. Hal Heyer, CEO of the Company, entered into an agreement on September 23, 2016 whereby he sold his ownership of 5,100,000 control block shares to Mark Cole. Mark Cole paid cash consideration of ten thousand ($10,000) for the 5,100,000 control block shares. The terms of this agreement were fulfilled on September 20, 2016.

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

Properties

The Company's corporate headquarters are located at: 1420 London Road, Suite 100, Duluth, MN 55805. The Company does not own any real property.

RESULTS OF OPERATIONS

For the three month periods ending August 31, 2016, the Company recognized no revenues.

For the three month period ending August 31, 2016, the Company incurred total operating losses of $3,000. This compares to the same period ending August 31, 2015 where the Company incurred total operating losses of $5,500, which consisted of professional fees. The net loss applicable to common shareholders was $3,000 for the three months ending August 31, 2016 or $(0.00) per common share basic and diluted for the period ending as compared to a net income applicable to common shareholders of $1,600 or $0.00 per common share for the same period last year.

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

Liquidity and Capital Resources

As of August 31, 2016, ATVRockN had $0 in cash and cash equivalents and total current assets of $0, with long-term assets of $0. As of August 31, 2016, ATVRockN had total current liabilities of $83,835.

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

Management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of August 31, 2016, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of August 31, 2016.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending August 31, 2016, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended August 31, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, COSO released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework’s ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of August 31, 2016, the Company has transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2016 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending August 31, 2016.

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