Form 10-Q
period 2017-02-28
ATVROCKN
filed 2017-04-24
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2017

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54739

ATVRockN

(Exact name of registrant as specified in its charter)

Nevada	27-4594495
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2251 N. Rampart Blvd., Suite 207, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

Telephone: 573-207-5517

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

As of April 24, 2017, the registrant’s outstanding common stock consisted of 6,900,004 shares issued and outstanding, $0.001 par value. Authorized – 185,000,000 common shares.

Table of Contents

ATVROCKN

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2017

ATVROCKN

Unaudited Interim Condensed Balance Sheets

	February 28, 2017	May 31, 2016
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Long-term assets:
Promissory note receivable	-	-
Interest receivable	-	-
Total long-term assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 20,335	$ 22,835
Other accrued expenses	6,000	17,500
Due to related parties	60,500	40,500
Total current liabilities	86,835	80,835

Stockholders' deficit:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
2/28/2017 and 5/31/2016, respectively
Convertible preferred stock Series A, $0.001 par	123	123
value, 5,000,000 shares authorized, 122,500
and 122,500 issued and outstanding as of
2/28/2017 and 5/31/2016, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
2/28/2017 and 5/31/2016, respectively
Common stock, $0.001 par value, 185,000,000 shares	6,900	6,900
authorized, 6,900,004 and 6,900,004 issued and
outstanding as of 2/28/2017 and 5/31/2016,
Respectively
Additional paid-in capital	370,356	370,356
Accumulated deficit	(464,214)	(458,214)
Total stockholders' deficit	(86,835)	(80,835)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Unaudited Interim Condensed Statement of Operations

	For the three months ended February 28, 2017	For the three months ended February 29, 2016	For the nine months ended February 28, 2017	For the nine months ended February 29, 2016
Revenue	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Expenses:
Professional fees	-	227	6,000	8,227
General & administrative expenses	-	-	-	-
Total expenses	-	227	6,000	8,227

Operating loss	$ -	$ (227)	$ (6,000)	$ (8,227)

Other Income (Expenses):
Interest income (expense)	-	-	-	3,900
Promissory note receivable valuation adjustment	-	(130,000)	-	(130,000)
Promissory note receivable interest valuation adjustment	-	-	-	(18,067)
Total other income (expenses)	-	(130,000)	-	(144,167)

Net loss applicable to
common shareholders	$ -	$ (130,227)	$ (6,000)	$ (152,394)

Net loss per share - basic and diluted	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.02)

Weighted average shares outstanding - basic	6,900,004	6,900,004	6,900,004	6,900,004

Weighted average shares outstanding - diluted	19,150,004	19,150,004	19,150,004	19,150,004

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Unaudited Interim Condensed Statements of Cash Flows

	For the nine months ended February 28, 2017	For the nine months ended February 29, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,000)	$ (152,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Promissory note and interest receivable valuation adjustment	-	148,067
Changes in operating assets and liabilities:
Accrued interest receivable	-	(3,900)
Accounts payable	(2,500)	18,227
Accrued expenses	11,500	(12,500)
Net cash used in operating activities	(20,000)	(2,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances from shareholder	20,000	2,500
Net cash provided by investing activities	20,000	2,500

NET INCREASE (DECREASE) IN CASH	-	-
CASH - BEGINNING OF THE PERIOD	-	-
CASH - END OF THE PERIOD	$ -	$ -

NON-CASH ACTIVITIES
Distribution of note receivable to shareholder	-	(120,000)

The accompanying notes are an integral part of these financial statements.

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2017

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2016 audited financial statements. The results of operations for the period ended February 28, 2017 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2017, the Company has accumulated operating losses of $464,214 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

February 28, 2017

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

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 25,000 shares of Series B Preferred Stock for cancellation. As of February 28, 2017, there is no Series B Preferred Stock outstanding.

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2017

Series A Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series A Preferred Stock, of which 122,500 shares are issued and outstanding as of February 28, 2017. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

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

ATVROCKN

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2017

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 6,900,004 shares are issued and outstanding as of February 28, 2017.

On September 14, 2016, the Company underwent a change of control of ownership. Hal Heyer, former CEO of the Company, entered into an agreement on September 23, 2016 whereby he sold his ownership of 5,100,000 control block shares to Mark Cole. Mark Cole paid cash consideration of ten thousand ($10,000) for the 5,100,000 control block shares. The terms of this agreement were fulfilled on September 20, 2016.

Contributed Capital

On November 19, 2014, Hal Heyer, M.D., personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. On June 2, 2015, VoCare, Inc. repaid a portion of the Promissory Note in the amount of $120,000 directly to Hal Heyer, M.D., the payment was recorded as a reduction of the Promissory Note as well as a non-cash distribution and related reduction in paid-in-capital in the quarter-ended August 31, 2015. During the quarter ended November 30, 2015, the Company recorded a valuation adjustment for the outstanding interest that had accrued per the terms of the original terms of the promissory note.

In conjunction with the change of control of ownership as described above, Hal Heyer agreed to leave the remaining note receivable amount of $130,000 due from Vocare, Inc. with the Company. The Company has analyzed the collectability of this receivable and as a result has recorded a $130,000 valuation allowance against the promissory note receivable asset. The Company expects to aggressively pursue collection of the note receivable and is optimistic about receiving some value in the future. The remaining unpaid balance as of February 28, 2017 is $130,000.

As of February 28, 2017, there have been no stock options or warrants granted.

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

February 28, 2017

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

During the nine month periods ended February 28, 2017 and February 29, 2016, the Company’s former Director and Chief Executive officer advanced $10,000 and $2,500, respectively, to the Company for working capital. These advances are unsecured, payable on demand and bears no interest. Total advances from the Company’s former Director and Chief Executive officer amounted to $50,500 and $40,500 at February 28, 2017 and May 31, 2016, respectively.

During the nine month periods ended February 28, 2017 and February 29, 2016, the Company’s current majority shareholder advanced $10,000 and $0, respectively, to the Company for working capital. These advances are unsecured, payable on demand and bears no interest. Total advances from the Company’s current majority shareholder amounted to $10,000 and $0 at February 28, 2017 and May 31, 2016, respectively.

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

Properties

The Company's corporate headquarters are located at: 2251 N. Rampart Blvd., Suite 207, Las Vegas, NV 89128. The Company does not own any real property.

RESULTS OF OPERATIONS

For the three and nine month periods ending February 28, 2017 and February 29, 2016, the Company recognized no revenues.

For the three month period ending February 28, 2017, the Company incurred total operating losses of $0. This compares to the same period ending February 29, 2016 where the Company incurred total operating losses of $227, which consisted of professional fees. The net loss applicable to common shareholders was $0 for the three months ending February 28, 2017 or $(0.00) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $(130,227) or $(0.02) per common share for the same period last year.

For the six month period ending February 28, 2017, the Company incurred total operating losses of $6,000. This compares to the same period ending February 29, 2016 where the Company incurred total operating losses of $6,000, which consisted of professional fees. The net loss applicable to common shareholders was $(6,000) for the six months ending February 28, 2017 or $(0.00) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $(152,394) or $(0.02) per common share for the same period last year.

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

Liquidity and Capital Resources

As of February 28, 2017, ATVRockN had $0 in cash and cash equivalents and total current assets of $0, with long-term assets of $0. As of February 28, 2017, ATVRockN had total current liabilities of $86,835.

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

Management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of February 28, 2017, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of February 28, 2017.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending February 28, 2017, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended February 28, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, COSO released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework’s ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of February 28, 2017, the Company has transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending February 28, 2017.

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

Date: April 24, 2017

ATVRockN
Registrant
By: /s/ Frank William Rycraft, Jr.
Frank William Rycraft, Jr. Director and CEO (principal executive, financial and accounting officer)