Form 10-K
period 2017-05-31
AMERITEK VENTURES
filed 2017-09-13
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-54739

AMERITEK VENTURES

(Exact name of registrant as specified in its charter)

_________________

Nevada	82-2380777
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1980 Festival Plaza Drive, Suite 530, Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

877-571-1776
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company) Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at November 30, 2016, based on the closing sales price of the common shares of $0.15 per-share price as quoted on the Pink Sheets, was $45,001.

There were 27,071,433 shares of Common Stock issued and outstanding as of September 13, 2017.

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

In this form 10-K references to "Ameritek Ventures", "the Company", "we," "us," and "our" refer to Ameritek Ventures.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Ameritek Ventures, 1980 Festival Plaza Drive, Suite 530, Las Vegas, Nevada 89135.

 PART I

Item 1. Business

History and Organization

We were incorporated on December 27, 2010 as ATVROCKN, a Nevada corporation. On June 20, 2017, our corporate name was changed to Ameritek Ventures. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. (See “Implications of Being an ‘Emerging Growth Company’ ” below in this Section. Under our original business plan, it was our intention to market a "housing molding" product to place audio equipment and lighting on 4-wheel drive vehicles such as All Terrain Vehicles (“ATV”) and Utility Terrain Vehicles (“UTV”). We did not manufacturer any units as we utilized the services of a contract manufacturer to make the unit for us. We had no material agreement with our contract manufacturer other than we paid them to produce product for us based on our needs. As we were undercapitalized, we were unable to produce the required housing molding(s) we believe would best sell in the ATV/UTV aftermarket.

In August 2017, the Company completed its move into a new production and design facility in Roanoke, Virginia. On August 30, 2017, the Company acquired fiber optic assets from its largest shareholder and director. These assets will be used to fabricate and assemble machines incorporating its new PCVD (Plasma Chemical Vapor Deposition) technology that is used in the manufacturing of specialty optical fiber preforms, which is the basis for specialized optical fiber production to satisfy a variety of fiber optic cable applications. In addition to building PCVD machines, the Company will be finalizing design work for its first 5 million km/year VAD/OVD (Vapor Axial Deposition/Outside Vapor Deposition) optical fiber preform production line, slated for assembly, testing and production in 2018. This process makes optical fiber preforms that are the mainstay for fiber optic cable that is used in the telecommunications industry to transmit large amounts of data to and from communication towers for the Internet, cable television and telephone industries. This new VAD/OVD production line represents the first phase of a planned 20 million km/year preform manufacturing facility. Ameritek Ventures’ brand new design and technology hub will help execute the Company's sustained growth and emergence strategy as a provider of high quality optical fiber preforms for the rapidly expanding Fiber Optic Cable worldwide market that in the past has been dominated by firms like Corning Incorporated, Shin-Etsu Chemical Co. Ltd., Prysmian SpA, Jiangsu Fasten Co. Ltd and Fujikura Ltd.

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

Business of Issuer

In August 2017, the Company completed its move into a new production and design facility in Roanoke, Virginia. On August 30, 2017, the Company acquired fiber optic assets from its largest shareholder and director. These assets will be used to fabricate and assemble machines incorporating its new PCVD (Plasma Chemical Vapor Deposition) technology that is used in the manufacturing of specialty optical fiber preforms, which is the basis for specialized optical fiber production to satisfy a variety of fiber optic cable applications. In addition to building PCVD machines, the Company will be finalizing design work for its first 5 million km/year VAD/OVD (Vapor Axial Deposition/Outside Vapor Deposition) optical fiber preform production line, slated for assembly, testing and production in 2018. This process makes optical fiber preforms that are the mainstay for fiber optic cable that is used in the telecommunications industry to transmit large amounts of data to and from communication towers for the Internet, cable television and telephone industries. This new VAD/OVD production line represents the first phase of a planned 20 million km/year preform manufacturing facility. Ameritek Ventures’ brand new design and technology hub will help execute the Company's sustained growth and emergence strategy as a provider of high quality optical fiber preforms for the rapidly expanding Fiber Optic Cable worldwide market that in the past has been dominated by firms like Corning Incorporated, Shin-Etsu Chemical Co. Ltd., Prysmian SpA, Jiangsu Fasten Co. Ltd and Fujikura Ltd.

Market Size

The current market value of the optical fiber industry is $3 billion US dollars, and is projected to grow to over $5 billion US dollars by 2021. An increase of almost 10,000 tons of perform is projected in the next five years, which is equivalent to more than 300 million kilometers per year of performs.

Competition

We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their more substantial financial resources and prior experience in business. Some examples include firms like Corning Incorporated, Shin-Etsu Chemical Co. Ltd., Prysmian SpA, Jiangsu Fasten Co. Ltd and Fujikura Ltd. We also face numerous other smaller companies at the same stage of development as we are.

Patents, Trademarks and Licenses

We do not have any trademarks, patents, or other intellectual property.

Employees

Ameritek Ventures currently has two employees, its two officers. Ameritek Ventures plans to utilize independent contractors on a part-time/as needed basis to assist in its development activities, marketing, and financial and accounting support.

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

Our financial statements included with this Annual Report for the year ended May 31, 2017 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended May 31, 2017. Because the Company has been issued an opinion by our auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

For the period from inception (December 27, 2010) through the year end for May 31, 2017, we experienced a cumulative net loss of $(471,149). Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we are unable to obtain additional funding, we may be forced to cease operations.

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

6. THERE MAY BE A POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement our business plan, management recognizes that additional staff will be required. No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms. We do not plan to hire any additional employees until our cash flows can justify the expense.

7. We face intense competition and operate in an industry with limited barriers to entry, and most all of our competitors may have greater resources than us.

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

8. FINANCIAL DIFFICULTIES OR BANKRUPTCY OF ONE OR MORE OF OUR MAJOR CLIENTS COULD ADVERSELY AFFECT OUR RESULTS.

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

9. NATURAL DISASTERS OR ACTS OF TERRORISM COULD DISRUPT SERVICES.

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

10. If we fail to offer a broad selection of products at competitive prices to meet our customers’ demands, our revenue could decline.

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

11. OUR LARGEST SHAREHOLDER OWNS APPROXIMATELY 73% OF THE CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our largest shareholder, Clinton L. Stokes, our sole director, beneficially has the right to vote approximately 73% of our outstanding common stock. As a result, this shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

a.	election of our board of directors;

b.	removal of any of our directors;

c.	amendment of our Articles of Incorporation or bylaws; and

d.	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position as officer/director in the Company, Clinton L. Stokes has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

12. WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Since we are a full reporting company with the U. S. Securities and Exchange Commission, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We project that the total incremental operating expenses of being a public company will be approximately $100,000 for 2017. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

13. As a result of operating as a public company our management will be required to devote substantial time to new compliance initiatives.

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

14. We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

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

15. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

16. WE ARE CURRENTLY REPORTING AS A NON-SHELL REGISTRANT AS DEFINED IN RULE 12B-2 OF THE SECURITIES AND EXCHANGE ACT DESPITE HAVING LIMITED REVENUE SINCE INCEPTION.

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

RISK FACTORS RELATING TO OUR PREFERRED AND COMMON STOCK.

17. OUR PREFERRED STOCK DOES NOT PAY ANY DIVIDENDS AND CAN BE CONSIDERED ILLIQUID.

We have one Series of Preferred Shares issued and outstanding as of May 31, 2017. Our registered preferred stock, par value $0.001, shall not be entitled to receive any dividends, shall not have any liquidation rights and shall not be entitled to (a) any voting rights or (b) notice of any meeting of the shareholders of the corporation. The registered preferred stock can be converted at the ratio of one hundred (100) shares of Common Stock for every one (1) share of the registered preferred stock converted; however, the conversion is limited whereby the beneficial owner cannot beneficially own in excess of 4.9% of the shares of the Common Stock outstanding immediately after giving effect to such conversion or exercise.

Management has no intention to apply to have any Series of the Company’s preferred stock listed or quoted on any exchange or inter-dealer quotation system. This will make ownership of our preferred shares very illiquid.

18. We have authorized and unissued shares Series A, B and C Preferred stock that may be issued in the future, which would dilute your ownership in the Company.

We have 5,000,000 preferred shares authorized for each of our Series A, B and C preferred stock. We currently have 119,200 shares of the registered Series A preferred stock issued and outstanding; no Series B preferred stock issued and outstanding and no Series C stock issued and outstanding. The Series C stock is undesignated at this time. Therefore, if each Series has 5,000,000 authorized, this gives the Board of Directors a great deal of discretion, in the future, to issue more shares in each Series, without shareholder approval. The issuance of more shares of any Series would dilute your ownership in the Company, which would mean your percent of ownership in the Company would decrease.

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

As of May 31, 2017 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

22. LOW-PRICED STOCKS MAY AFFECT THE RESALE OF OUR SHARES.

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

23. THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE, AND YOU COULD LOSE ALL OR PART OF YOU INVESTMENT.

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

         actual or anticipated fluctuations in our quarterly or annual financial results;

         additional needs for financing;

       announcements by us or our competitors of significant acquisitions, strategic partners, joint ventures or capital commitments;

         sales of our common stock or other securities in the open market;

         additions or departures of key personnel;

         failure of any of our initiatives;

         regulatory or political developments;

         changes in accounting principles or methodologies;

         litigation or governmental investigations;

         negative publicity about us in the media and online;

         general financial market conditions or events; and

         other events or factors, many of which are beyond our control.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's corporate headquarters are located at: 1980 Festival Plaza Drive, Suite 530, Las Vegas, NV 89135. The Company does not own any real property. The administrative office is being provided at no cost by an Officer of the Company. The Officer will not seek reimbursement for providing this administrative space. On August 1, 2017, the Company began leasing warehouse space for its production facility in Roanoke, Virginia at a cost of $2,812.50 per month.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Ameritek Ventures Common Stock, $0.001 par value, was cleared for quotation on the OTC-Bulletin Board on November 20, 2012, under the symbol: ATVK.

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

Year ended May 31, 2017	High	Low
First Quarter	$0.24	$0.24
Second Quarter	$0.24	$0.15
Third Quarter	$0.22	$0.15
Fourth Quarter	$1.75	$0.245

Year ended May 31, 2016	High	Low
First Quarter	$35.00	$6.00
Second Quarter	$35.50	$3.50
Third Quarter	$3.50	$0.40
Fourth Quarter	$0.70	$0.13

(b) Holders of Common Stock

As of September 13, 2017, there are approximately fifty-two (52) holders of record of our Common Stock and one holder of our Preferred Stock.

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

(e) Recent Sales of Unregistered Securities

On August 30, 2017, the Company entered into an Asset Purchase Agreement with Clinton L. Stokes whereby 19,770,000 unregistered restricted common shares of stock were issued along with payment of $100,000 in exchange for fiber optic assets.

On August 30, 2017, Ameritek Ventures (“ATVK or “the Company”) sold 71,429 shares of its common stock to Meridian Pacific Holdings, LLC, in exchange for $100,000. These funds were accepted by the Company on September 7, 2017.

The aforementioned shares were sold with an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ending May 31, 2017 and May 31, 2016.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We were incorporated on December 27, 2010 as ATVROCKN, a Nevada corporation. On June 20, 2017 our corporate name was changed to Ameritek Ventures. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. In August 2017, the Company completed its move into a new production and design facility in Roanoke, Virginia. On August 30, 2017, the Company acquired fiber optic assets from its largest shareholder and director. These assets will be used to fabricate and assemble machines incorporating its new PCVD (Plasma Chemical Vapor Deposition) technology that is used in the manufacturing of specialty optical fiber preforms, which is the basis for specialized optical fiber production to satisfy a variety of fiber optic cable applications. In addition to building PCVD machines, the Company will be finalizing design work for its first 5 million km/year VAD/OVD (Vapor Axial Deposition/Outside Vapor Deposition) optical fiber preform production line, slated for assembly, testing and production in 2018. This process makes optical fiber preforms that are the mainstay for fiber optic cable that is used in the telecommunications industry to transmit large amounts of data to and from communication towers for the Internet, cable television and telephone industries. This new VAD/OVD production line represents the first phase of a planned 20 million km/year preform manufacturing facility. Ameritek Ventures’ brand new design and technology hub will help execute the Company's sustained growth and emergence strategy as a provider of high quality optical fiber preforms for the rapidly expanding Fiber Optic Cable worldwide market that in the past has been dominated by firms like Corning Incorporated, Shin-Etsu Chemical Co. Ltd., Prysmian SpA, Jiangsu Fasten Co. Ltd and Fujikura Ltd.

RESULTS OF OPERATIONS

For the fiscal years ended May 31, 2017 and May 31, 2016, the Company recognized no revenues.

For the fiscal year ended May 31, 2017, the Company incurred total operating expenses of $12,935, which consists of $12,935 in professional fees. This compares to the fiscal year ended May 31, 2016, where the Company incurred total operating expenses of $18,562, which consisted of $18,562 in professional fees.

For the fiscal year ended May 31, 2017, the Company had other income (expense) of $0, as compared to the prior fiscal year when the Company had other income (expense) of $(144,167), which consists of $3,900 in interest income, $18,067 of a valuation adjustment associated with the interest receivable on the promissory note receivable as well as a valuation adjustment associated with the promissory note receivable principal balance of $(130,000).

For the fiscal year ended May 31, 2017, the Company had a loss applicable to common shareholders of $(12,935) or $(0.00) per common share basic and diluted, as compared to a loss applicable to common shareholders of $(162,729) or $(0.02) per common share for the year ended May 31, 2016.

During the year ended May 31, 2017, the Company used net cash of $(20,000) in operations, $20,000 was provided by investing activities and no cash was provided by or used in financing activities. During the year ended May 31, 2016, the Company used net cash of $(2,500) in operations, $2,500 was provided by investing activities and no cash was provided by financing activities.

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

Expected purchase or sale of plant and significant equipment

On August 1, 2017, the Company began leasing warehouse space for its production facility in Roanoke, Virginia. Management is currently in the process of identifying costs associated with equipment for manufacturing.

Significant changes in the number of employees

We currently have two employees who also serve as our officers. We are dependent upon our officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2017, the Company had no cash and cash equivalents on hand. At the same date, the Company had total current liabilities of $93,770.

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

Ameritek Ventures

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AMERITEK VENTURES

Las Vegas, Nevada

We have audited the accompanying balance sheets of AMERITEK VENTURES (“the Company”) as of May 31, 2017 and 2016 and the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERITEK VENTURES at May 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has earned no revenues in the year ended May 31, 2017, has negative working capital at May 31, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SOMERSET CPAS, P.C.

Indianapolis, Indiana

September 13, 2017

AMERITEK VENTURES

Balance Sheets

	May 31, 2017	May 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 23,270	$ 22,835
Other accrued expenses	10,000	17,500
Due to related party	60,500	40,500
Total current liabilities	93,770	80,835

Stockholders' equity (deficit):
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
5/31/2017 and 5/31/2016, respectively
Convertible preferred stock Series A, $0.001 par	119	123
value, 5,000,000 shares authorized, 119,200
and 122,500 issued and outstanding as of
5/31/2017 and 5/31/2016, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
5/31/2017 and 5/31/2016, respectively
Common stock, $0.001 par value, 185,000,000 shares	7,230	6,900
authorized, 7,230,004 and 6,900,004 issued and
outstanding as of 5/31/2017 and 5/31/2016,
respectively
Additional paid-in capital	370,030	370,356
Accumulated deficit	(471,149)	(458,214)
Total stockholders' equity (deficit)	(93,770)	(80,835)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Statements of Operations

	For the Year Ended May 31, 2017	For the Year Ended May 31, 2016
Revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Expenses:
Professional fees	12,935	18,562
Total expenses	12,935	18,562

Operating loss	(12,935)	(18,562)

Other Income (Expenses):
Interest income (expense)	-	3,900
Promissory note receivable interest valuation adjustment	-	(18,067)
Promissory note receivable valuation adjustment	-	(130,000)
Total other income (expenses)	-	(144,167)

Net loss applicable to
common shareholders	$ (12,935)	$ (162,729)

Net loss per share - basic and diluted	$ (0.00)	$ (0.02)

Weighted average shares outstanding – basic	6,906,333	6,900,004

Weighted average shares outstanding – diluted	19,150,004	19,150,004

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Statements of Stockholders’ Equity (Deficit)

	Series B		Series A Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 1, 2015	-	-	122,500	123	6,900,004	6,900	490,356	(295,485)	201,894

Distribution of note receivable to shareholder	-	-	-	-	-	-	(120,000)	-	(120,000)

Net loss	-	-	-	-	-	-	-	(162,729)	(162,729)

Balance, May 31, 2016	-	-	122,500	123	6,900,004	6,900	370,356	(458,214)	(80,835)
Conversion of Preferred Stock	-	-	(3,300)	(4)	330,000	330	(326)	-	-

Net loss	-	-	-	-	-	-	-	(12,935)	(12,935)

Balance, May 31, 2017	-	$ -	119,200	$119	7,230,004	$7,230	$ 370,030	$ (471,149)	$ (93,770)

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Statements of Cash Flows

	For the Year Ended May 31, 2017	For the Year Ended May 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,935)	$ (162,729)
Adjustments to reconcile net loss to net cash used
in operating activities
Promissory note and interest receivable valuation adjustment	-	148,067
Changes in operating assets and liabilities:
Accrued interest receivable	-	(3,900)
Accounts payable	435	18,562
Accrued expenses	(7,500)	(2,500)
Net cash used in operating activities	(20,000)	(2,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances from shareholders	20,000	2,500
Net cash provided by investing activities	20,000	2,500

NET INCREASE (DECREASE) IN CASH	-	-

CASH - BEGINNING OF THE PERIOD	-	-

CASH - END OF THE PERIOD	$ -	$ -

NON-CASH ACTIVITIES
Distribution of note receivable to shareholder	$ -	$ (120,000)

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2017

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was organized on December 27, 2010 under the laws of the State of Nevada, as ATVROCKN. On June 20, 2017, the Company changed its corporate name to Ameritek Ventures.

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

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2017

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

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2017

NOTE 3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2017, the Company has accumulated operating losses of approximately $471,149 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

NOTE 4. PROMISSORY NOTE RECEIVABLE

On November 19, 2014, Hal Heyer, M.D., former President, Chief Executive Officer and Chairman of the Board of Directors personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. On June 2, 2015, VoCare, Inc. repaid a portion of the Promissory Note in the amount of $120,000 directly to Hal Heyer, M.D., the payment was recorded as a reduction of the Promissory Note as well as a non-cash distribution and related reduction in paid-in-capital in the quarter-ended August 31, 2015. During the quarter ended November 30, 2015, the Company recorded a valuation adjustment for the outstanding interest that had accrued per the terms of the original terms of the promissory note. On March 20, 2017, the Company reassigned the remaining note receivable amount of $130,000 to Hal Heyer.

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

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2017

As of May 31, 2017, the Company did not have any eligible net operating loss carry forwards as the Company has not filed the appropriate federal and state income tax returns so any accumulated net operating losses could be subject to the respective tax agency disallowance. Any actual net operating losses would be limited by a valuation allowance, as their realization, as determined by management, is determined to be not likely to occur and accordingly, the Company would have recorded a valuation allowance for the deferred tax asset relating to the tax potential net operating loss carry-forwards. Additionally, actual net operating losses carry-forwards and the related deferred tax assets would also be limited due to the change in control that is described in Note 8.

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

Series A Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series A Preferred Stock, of which 119,200 shares are issued and outstanding as of May 31, 2017. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2017

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

On September 22, 2016 Arden A. Johnson, who was the beneficial owner of the Company’s Series A Convertible Preferred Stock, entered into an agreement whereby he sold his ownership in Legal Beagle Services to J. Chad Guidry who is now currently the beneficial owner of the Company’s Series A Convertible Preferred Stock.

During the year ended May 31, 2017, Legal Beagle Services exercised the conversion feature of 3,300 shares owned by them of the Series A Preferred Stock. These shares converted into 330,000 shares of registered Common Stock.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C Preferred Stock, of which no shares are issued and outstanding. The designation of these shares have yet to be determined by the Board of Directors.

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 7,230,004 shares are issued and outstanding as of May 31, 2017.

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

During the year ended May 31, 2017, a shareholder who owned 3,300 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 330,000 registered common shares.

Contributed Capital

On November 19, 2014, Hal Heyer, M.D., former President, Chief Executive Officer and Chairman of the Board of Directors personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. On June 2, 2015, VoCare, Inc. repaid a portion of the Promissory Note in the amount of $120,000 directly to Hal Heyer, M.D., the payment was recorded as a reduction of the Promissory Note as well as a non-cash distribution and related reduction in paid-in-capital in the quarter-ended August 31, 2015.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2017

During the quarter ended November 30, 2015, the Company recorded a valuation adjustment for the outstanding interest that had accrued per the terms of the original terms of the promissory note. On March 20, 2017, the Company reassigned the remaining note receivable amount of $130,000 to Hal Heyer.

As of May 31, 2017, there have been no stock options or warrants granted.

NOTE 7. RELATED PARTY TRANSACTIONS

On November 19, 2014, Hal Heyer, M.D., former President, Chief Executive Officer and Chairman of the Board of Directors personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to ATVRockN. On June 2, 2015, VoCare, Inc. repaid a portion of the Promissory Note in the amount of $120,000 directly to Hal Heyer, M.D., the payment was recorded as a reduction of the Promissory Note as well as a non-cash distribution and related reduction in paid-in-capital in the quarter-ended August 31, 2015. During the quarter ended November 30, 2015, the Company recorded a valuation adjustment for the outstanding interest that had accrued per the terms of the original terms of the promissory note. On March 20, 2017, the Company reassigned the remaining note receivable amount of $130,000 to Hal Heyer.

During the year ended May 31, 2017 and 2016, the Company’s former Director and Chief Executive officer advanced $10,000 and $2,500, respectively, to the Company for working capital. These advances are unsecured, payable on demand and bears no interest. Total advances from the Company’s former Director and Chief Executive officer amounted to $50,500 and $40,500 at May 31, 2017 and 2016, respectively.

During the year ended May 31, 2017 and 2016, the Company’s current majority shareholder advanced $10,000 and $0, respectively, to the Company for working capital. These advances are unsecured, payable on demand and bears no interest. Total advances from the Company’s current majority shareholder amounted to $10,000 and $0 at May 31, 2017 and 2016, respectively.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Subsequent to year-end, on June 20, 2017 the Company changed its corporate name to Ameritek Ventures.

On August 1, 2017, the Company began leasing warehouse space for its production facility in Roanoke, Virginia at a cost of $2,812.50 per month. This lease has a one year term, and will thereafter renew month to month.

On August 30, 2017, the Company entered into an Asset Purchase Agreement with Clinton L. Stokes whereby 19,770,000 unregistered restricted common shares of stock were issued along with payment of $100,000 in exchange for fiber optic assets.

On August 30, 2017, the Company sold 71,429 shares of its common stock to Meridian Pacific Holdings, LLC, in exchange for $100,000. These funds were accepted by the Company on September 7, 2017. The aforementioned shares were sold with an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2017, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting were not effective as of May 31, 2017.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended May 31, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"), Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of May 31, 2017, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Name	Age	Positions and Offices Held

Clinton L. Stokes III	43	President, Chief Executive Officer and Chairman

Appointed: June 19, 2017

Kenneth P. Mayeaux	67	Vice President of Operations, Secretary and Treasurer

Appointed: July 10, 2017

B. Work Experience

Clinton L. Stokes III, President, Chief Executive Officer and Chairman

Clinton L. Stokes III honed his management experience in the Mortgage industry where he started from the ground up to management of over 60 Sales and Operations personnel in multiple locations consistently generating over $400 million in monthly production, including working many years with Prospect, a mortgage loan company, which was ultimately acquired by a private equity group.  Realizing that there was more opportunity in working for himself, in 2010 he began his career as a Serial Entrepreneur and widened his business endeavors to include Hard Money Lending, Residential and Commercial Real Estate Investments, Credit Card Processing and Food Service businesses. Management believes this skill set is a good fit for the Company.

Kenneth P. Mayeaux, Vice President of Operations, Secretary and Treasurer

Kenneth P. Mayeaux holds a Bachelor of Science in Analytical Management from the U.S. Naval Academy at Annapolis, MD and served as a U.S. Naval Officer in engineering, operations and logistics positions for over six years.  Following his naval service, Mr. Mayeaux completed advanced business training at Louisiana State University and attended various Sales and Consulting training courses throughout his career.

Educational background and professional experience have culminated in Mr. Mayeaux, a results-oriented business executive, who brings over 25 years of highly successful multi-manufacturing plant operations, project management, financial management, and consulting experience in privately held building materials and chemical manufacturing, foreign owned, and Fortune 100 companies to Ameritek Ventures.

In his capacity as the VP of Operations for Ameritek Ventures, Mr. Mayeaux brings his extensive plant operations, financial expertise, and management expertise to the company management team.  Further, Mr. Mayeaux brings his specialized skills in the areas of project oversight, supply chain management, plant manufacturing operations, plant financial operations, compliance and legal oversight, to facilitate the planned, strategic, and rapid expansion of Ameritek Ventures in the global, optical fiber marketplace.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Ameritek Ventures. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Ameritek Ventures shares, unless the transaction is approved by Ameritek Ventures' Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Ameritek Ventures.

Item 11. Executive Compensation.

Compensation

The following table sets forth summary executive compensation information for the fiscal years ended May 31, 2017 and May 31, 2016.

Summary Compensation Table

		Fiscal Year	Salary	Bonus	Awards	Compen- sation	Total
Name	Principal Position	Ending May 31	($)	($)	($)	($)	($)

Clinton L. Stokes III	CEO/Director	2017	0	0	0	0	0
Appointed: 6/19/2017		2016	0	0	0	0	0

Kenneth P. Mayeaux	V.P., Sec.,	2017	0	0	0	0	0
Appointed: 7/10/2017	Treasurer	2016	0	0	0	0	0

Hal B. Heyer, M. D.	Former	2017	0	0	0	0	0
Appointed: 1/27/2014	CEO/Director	2016	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officers named in the Summary Compensation Table.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through the fiscal year end May 31, 2017.

Outstanding Equity Awards

We did not have any outstanding equity awards to the executive officers or directors from inception through fiscal year end May 31, 2017.

Option Exercises

There were no options exercised by our executive officers or directors from inception through fiscal year end May 31, 2017.

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

Director Compensation

We did not pay our directors any compensation during fiscal years ended May 31, 2017 or May 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 13, 2017 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 13, 2017 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Ameritek Ventures's common stock.

The following table sets forth certain information regarding the beneficial ownership of all shares of the Company’s common stock owned on the Record Date for (i) each person who owns beneficially more than five percent of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all directors and officers in a group:

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS BEFORE CONVERSION(1)	PERCENT OF CLASS AFTER CONVERSION(2)
Common Stock	Clinton L. Stokes (3)	19,770,000	73.03%	50.70%

Common Stock	Mark Cole (4)	5,100,000	18.84%	13.08%

Common Stock	Hal B. Heyer, M.D. (5)	1,500,000	5.54%	3.85%

Ownership upon conversion of Shareholders'
preferred stock

Common Stock	Legal Beagle Services (6)	11,920,000	0.0%	30.57%
Preferred Stock	Legal Beagle Services(6)(7)	119,200	100%	100%

DIRECTORS AND OFFICERS AS A GROUP
	(1 person)	19,770,000	73.03%	50.70%

(1)   Percent of Class based on 27,071,433 shares before conversion of registered preferred stock.

(2)   Percent of Class based on 38,991,433 shares after conversion of the 119,200 shares of registered preferred stock.

(3)  Clinton L. Stokes, 1980 Festival Plaza Dr., Suite 530, Las Vegas, NV 89135, is the beneficial owner of these shares.

(4)  Mark Cole, 9788 Gilespie St., Unit 400, Las Vegas, NV 89113, is the beneficial owner of these shares.

(5)   Hal B. Heyer, M.D., 1420 London Road, Suite 100, Duluth, MN 55805.

(6)   Legal Beagle Services, 1825 Imperial Cup Drive, Las Vegas, Nevada 89117. J. Chad Guidry is the beneficial owner who exercised the sole voting and dispositive powers with respect to the shares owned and has the ultimate voting control over the shares held by this entity.

(7)   At any time and from time-to-time any holder of the Preferred Convertible shares may convert any or all of the shares of Series A Convertible Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Convertible Preferred Stock. However, the beneficial owner of such Series A Convertible Preferred Stock cannot not convert their Series A Convertible Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

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

Our officer and director, Mr. Clinton L. Stokes III can be considered a promoter of Ameritek Ventures in consideration of his participation and managing of the business of the company.

Item 14. Principal Accountant Fees and Services.

Somerset CPAs, P.C. served as our principal independent public accountant for reporting fiscal years ending May 31, 2017 and May 31, 2016. The following table shows the fees that we paid or accrued for the audit and other services provided by Somerset CPAs, P.C.

	For the Year Ended May 31,	For the Year Ended May 31,
	2017	2016
Audit Fees – Somerset CPAs, P.C.	$17,500	$17,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,500	$17,500

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending May 31, 2017, all fees paid to Somerset CPAs, P.C. were unanimously pre-approved in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 – Exhibits

The following exhibits are filed as part of this registration statement:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	09/19/2011
3.2	Bylaws, as currently in effect		S-1		3.2	09/19/2011
3.3	Certificate of Amendment	X

10.1	Promissory Note between Ameritek Ventures and Dan Berger dated May 23, 2011		S-1	Aug. 31, 2011	10.1	11/08/2011
10.2	Addendum to Promissory Note for Callable and Convertible Preferred Shares Secured by Ownership Rights in Tooling Mold dated April 13, 2012		S-1	Feb. 29, 2012	10.2	04/26/2012
10.3	Asset Purchase Agreement		8-K	Aug. 30, 2017	10.3	09/06/2017
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ameritek Ventures Registrant

Date: September 13, 2017	/s/ Clinton L. Stokes III
Name: Clinton L. Stokes III
Title: Chief Executive Officer Principal Executive Officer

Date: September 13, 2017	/s/ Kenneth P. Mayeaux
Name: Kenneth P. Mayeaux
Title: Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Clinton L. Stokes III (Clinton L. Stokes III)	Chief Executive Officer Principal Executive Officer	September 13, 2017

/s/ Kenneth P. Mayeaux (Kenneth P. Mayeaux)	Corporate Secretary and Chief Accounting Officer	September 13, 2017