Form 10-Q
period 2017-08-31
AMERITEK VENTURES
filed 2017-10-24
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

There were 27,071,433 shares of Common Stock issued and outstanding as of October 24, 2017.

Table of Contents

AMERITEK VENTURES

Index to Form 10-Q

For the Quarterly Period Ended August 31, 2017

AMERITEK VENTURES

Unaudited Interim Condensed Balance Sheets

	August 31, 2017	May 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$ 107,718	$ -
Cash held in escrow	22,500	-
Deposits	521	-
Total current assets	130,739	-

TOTAL ASSETS	$ 130,739	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 15,000	$ 23,270
Other accrued expenses	5,000	10,000
Convertible notes payable	129,000	-
Accrued interest	974	-
Due to related party	60,700	60,500
Total current liabilities	210,674	93,770

Stockholders' equity (deficit):
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
8/31/2017 and 5/31/2017, respectively
Convertible preferred stock Series A, $0.001 par	119	119
value, 5,000,000 shares authorized, 119,200
and 119,200 issued and outstanding as of
8/31/2017 and 5/31/2017, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
8/31/2017 and 5/31/2017, respectively
Common stock, $0.001 par value, 185,000,000 shares	7,230	7,230
authorized, 7,230,004 and 7,230,004 issued and
outstanding as of 8/31/2017 and 5/31/2017,
respectively
Stock subscription payable	100,000	-
Additional paid-in capital	370,030	370,030
Accumulated deficit	(557,314)	(471,149)
Total stockholders' equity (deficit)	(79,935)	(93,770)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 130,739	$ -

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Unaudited Interim Condensed Statement of Operations

	For the three months ended August 31, 2017	For the three months ended August 31, 2016
Revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Expenses:
General & administrative expenses	85,191	3,000
Total expenses	85,191	3,000

Operating loss	$ (85,191)	$ (3,000)

Other Income (Expenses):
Interest income (expense)	(974)	-
Total other income (expenses)	(974)	-

Net loss applicable to
common shareholders	$ (86,165)	$ (3,000)

Net loss per share - basic and diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding - basic	7,230,004	6,900,004

Weighted average shares outstanding - diluted	19,746,280	19,150,004

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Unaudited Interim Condensed Statements of Cash Flows

	For the three months ended August 31, 2017	For the three months ended August 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (86,165)	$ (3,000)
Changes in operating assets and liabilities:
Inventory and deposits	(521)	-
Accounts payable	(8,270)	-
Accrued expenses	(4,026)	(3,000)
Net cash used in operating activities	(98,982)	-
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from shareholder	$ 200	-
Net cash provided by investing activities	200	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for issuance of common stock	$ 100,000	$ -
Proceeds from convertible debt	129,000	-
Net cash provided by financing activities	229,000	-
NET INCREASE (DECREASE) IN CASH	130,218	-
CASH - BEGINNING OF THE PERIOD	-	-
CASH - END OF THE PERIOD	$ 130,218	$ -

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2017

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2017 audited financial statements. The results of operations for the period ended August 31, 2017 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 31, 2017, the Company has accumulated operating losses of $557,314 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2017

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

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 25,000 shares of Series B Preferred Stock for cancellation. As of August 31, 2017 and May 31, 2017, there is no Series B Preferred Stock outstanding.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2017

Series A Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series A Preferred Stock. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

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

During the year ended May 31, 2017, Arden A. Johnson, who was the beneficial owner of the Company’s Series A Convertible Preferred Stock, entered into an agreement whereby he sold his ownership in Legal Beagle Services to J. Chad Guidry who is now currently the beneficial owner of the Company’s Series A Convertible Preferred Stock.

Also during the year ended May 31, 2017, Legal Beagle Services exercised the conversion feature of 3,300 shares owned by them of the Series A Preferred Stock. These shares converted into 330,000 shares of registered Common Stock.

During the quarter ended August 31, 2017, there were no issuances or conversions of Series A Preferred Stock. As of August 31, 2017 and May 31, 2017, there were 119,200 shares of Series A Preferred Stock issued and outstanding, respectively.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C Preferred Stock, of which no shares are issued and outstanding as of August 31, 2017 and May 31, 2017, respectively. The designation of these shares have yet to be determined by the Board of Directors.

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 7,230,004 shares are issued and outstanding as of August 31, 2017 and May 31, 2017, respectively.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2017

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

On August 30, 2017, the Company entered into an Asset Purchase Agreement with Clinton L. Stokes, the Company’s Chief Executive Officer, whereby 19,770,000 unregistered restricted common shares of stock were approved for issuance by the Board of Directors, along with payment of $100,000, in exchange for fiber optic assets. The terms of this agreement were fulfilled on September 15, 2017.

On August 30, 2017, the Company sold 71,429 shares of its common stock to Meridian Pacific Holdings, LLC, in exchange for $100,000. These shares were subsequently issued on October 3, 2017. The aforementioned shares were sold with an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Contributed Capital

On November 19, 2014, Hal Heyer, M.D., former President, Chief Executive Officer and Chairman of the Board of Directors personally loaned $250,000 to VoCare, Inc., an Indiana company. The $250,000 Promissory Note pays 12% interest per annum with a maturity date of December 31, 2017. On December 10, 2014, Hal Heyer, M.D., assigned this Promissory Note to the Company. On June 2, 2015, VoCare, Inc. repaid a portion of the Promissory Note in the amount of $120,000 directly to Hal Heyer, M.D., the payment was recorded as a reduction of the Promissory Note as well as a non-cash distribution and related reduction in paid-in-capital in the quarter-ended August 31, 2015.

During the quarter ended November 30, 2015, the Company recorded a valuation adjustment for the outstanding interest that had accrued per the terms of the original terms of the promissory note. On March 20, 2017, the Company reassigned the remaining note receivable amount of $130,000 to Hal Heyer.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2017

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended August 31, 2017, an officer and current majority shareholder of the Company advanced $200 to the Company for operating expenses. Total advances from the Company’s officer and current majority shareholder amounted to $10,200 and $10,000 at August 31, 2017 and May 31, 2017, respectively. Total advances from the Company’s former Director and Chief Executive officer amounted to $50,500 at August 31, 2017 and May 31, 2017, respectively. These advances are payable on demand and bears no interest. The total balance owed at August 31, 2017 was $60,700.

On August 30, 2017, the Company entered into an Asset Purchase Agreement with Clinton L. Stokes, the Company’s Chief Executive Officer, whereby 19,770,000 unregistered restricted common shares of stock were approved for issuance by the Board of Directors, along with payment of $100,000, in exchange for fiber optic assets. The terms of this agreement were fulfilled on September 15, 2017.

NOTE 6 - NOTE PAYABLE

On July 31, 2017, the Company entered into a convertible note with a purchase price of $65,000 and a principal amount of $70,200 which is due on April 31, 2018. This note accumulates interest at a rate of 8% from the original issue date through the maturity date. At any time while there is an outstanding balance, the note may be converted at a conversion price for the principal and interest in connection with voluntary conversions by the holder shall be 75% multiplied by the market price, representing a discount rate of 25%. The note also provides for warrants of up to 208,000 shares of common stock which may be exercised any time from the issuance date of July 31, 2017 (initial exercise date) until July 31, 2022 (termination date). The exercise price of this warrant is $1.35. Further, if at any time after the initial exercise date, there is no effective registration statement registering the warrant shares, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant may be exercised at the holder’s election, in whole or in part, at such times by means of a cashless exercise in which the holder shall be entitled to receive a number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where (A) equals the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant; (B) equals the exercise price of the warrant; and (X) equals the number of warrant shares that would be issuable upon exercise of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise. Regardless, on the termination date if there is no effective Registration Statement registering the warrant shares, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant shall be automatically exercised via cashless exercise. Failure of the Company to issue shares in a timely manner will result in a late issuance penalty of $10 per trading day, increasing to $20 per trading day after the fifth trading day, for each $1,000 of exercise price of the warrant shares.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2017

On August 25, 2017, the Company entered into a convertible note with a purchase price of $64,000 and a principal amount of $69,120 which is due on August 25, 2018. This note accumulates interest at a rate of 8% from the original issue date through the maturity date. At any time while there is an outstanding balance, the note may be converted at a conversion price for the principal and interest in connection with voluntary conversions by the holder shall be 75% multiplied by the market price, representing a discount rate of 25%. The note also provides for warrants of up to 204,800 shares of common stock which may be exercised any time from the issuance date of August 25, 2017 (initial exercise date) until August 25, 2022 (termination date). The exercise price of this warrant is $1.35. Further, if at any time after the initial exercise date, there is no effective registration statement registering the warrant shares, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant may be exercised at the holder’s election, in whole or in part, at such times by means of a cashless exercise in which the holder shall be entitled to receive a number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where (A) equals the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant; (B) equals the exercise price of the warrant; and (X) equals the number of warrant shares that would be issuable upon exercise of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise. Regardless, on the termination date if there is no effective Registration Statement registering the warrant shares, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant shall be automatically exercised via cashless exercise. Failure of the Company to issue shares in a timely manner will result in a late issuance penalty of $10 per trading day, increasing to $20 per trading day after the fifth trading day, for each $1,000 of exercise price of the warrant shares.

NOTE 7 – INCOME TAXES

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

As of August 31, 2017 and May 31, 2017, the Company did not have any eligible net operating loss carry forwards as the Company has not filed the appropriate federal and state income tax returns so any accumulated net operating losses could be subject to the respective tax agency disallowance. Any actual net operating losses would be limited by a valuation allowance, as their realization, as determined by management, is determined to be not likely to occur and accordingly, the Company would have recorded a valuation allowance for the deferred tax asset relating to the tax potential net operating loss carry-forwards. Additionally, actual net operating losses carry-forwards and the related deferred tax assets would also be limited due to the change in control that is described in Note 4.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2017

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

The terms of the Asset Purchase Agreement with Clinton L. Stokes, the Company’s Chief Executive Officer, which was entered into on August 30, 2017 were fulfilled on September 15, 2017, whereby 19,770,000 unregistered restricted common shares of stock were issued to Clinton L. Stokes along with payment of $100,000, in exchange for fiber optic assets.

On October 3, 2017 the Company issued 71,249 shares of its common stock to Meridian Pacific Holdings, LLC which were part of a subscription agreement entered into on August 30, 2017. The Company sold such shares in exchange for $100,000 which was received by the Company during the quarter ended August 31, 2017. The aforementioned shares were sold with an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

There were no other subsequent events.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended May 31, 2017.

Business of the Issuer

Ameritek Ventures (the "Company" or the "Registrant") was incorporated on December 27, 2010 as Ameritek Ventures, as a Nevada Company. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements.

In August 2017, the Company completed its move into a new production and design facility in Roanoke, Virginia. On August 30, 2017, the Company entered into an Asset Purchase Agreement to acquire fiber optic assets from its largest shareholder and director. The terms of this agreement were subsequently fulfilled on September 15, 2017. These assets will be used to fabricate and assemble machines incorporating its new PCVD (Plasma Chemical Vapor Deposition) technology that is used in the manufacturing of specialty optical fiber preforms, which is the basis for specialized optical fiber production to satisfy a variety of fiber optic cable applications. In addition to building PCVD machines, the Company will be finalizing design work for its first 5 million km/year VAD/OVD (Vapor Axial Deposition/Outside Vapor Deposition) optical fiber preform production line, slated for assembly, testing and production in 2018. This process makes optical fiber preforms that are the mainstay for fiber optic cable that is used in the telecommunications industry to transmit large amounts of data to and from communication towers for the Internet, cable television and telephone industries. This new VAD/OVD production line represents the first phase of a planned 20 million km/year preform manufacturing facility. Ameritek Ventures’ brand new design and technology hub will help execute the Company's sustained growth and emergence strategy as a provider of high quality optical fiber preforms for the rapidly expanding Fiber Optic Cable worldwide market that in the past has been dominated by firms like Corning Incorporated, Shin-Etsu Chemical Co. Ltd., Prysmian SpA, Jiangsu Fasten Co. Ltd and Fujikura Ltd.

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

Properties

The Company's corporate headquarters are located at: 1980 Festival Plaza Drive, Suite 530, Las Vegas, Nevada 89135. The Company does not own any real property, however rents warehouse space for its production facility in Roanoke, Virginia at a cost of $2,812.50 per month. This lease has a one year term, and will thereafter renew month to month.

RESULTS OF OPERATIONS

For the three month periods ending August 31, 2017, the Company recognized no revenues.

For the three month period ending August 31, 2017, the Company incurred total operating losses of $85,191. This compares to the same period ending August 31, 2016 where the Company incurred total operating losses of $3,000, which consisted of professional fees. The net loss applicable to common shareholders was $86,165 for the three months ending August 31, 2017 or $(0.01) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $3,000 or $(0.00) per common share for the same period last year.

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

Expected purchase or sale of plant and significant equipment

Management is currently identifying equipment needed in order to begin manufacturing.

Significant changes in the number of employees

Ameritek Ventures currently has two employees, its CEO and CFO. We are dependent upon sole officers for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of August 31, 2017, Ameritek Ventures had $107,718 in cash and cash equivalents, $22,500 of cash held in escrow and total current assets of $130,739. As of August 31, 2017, Ameritek Ventures had total current liabilities of $210,674.

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

Notwithstanding, Ameritek Ventures anticipates generating losses and therefore may be unable to continue operations in the future. Ameritek Ventures anticipates it will require additional capital in order to develop its business. Ameritek Ventures may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

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

Management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of August 31, 2017, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of August 31, 2017.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending August 31, 2017, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended August 31, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2017 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2017, the Company entered into an Asset Purchase Agreement with Clinton L. Stokes whereby 19,770,000 unregistered restricted common shares of stock were issued along with payment of $100,000 in exchange for fiber optic assets.

On August 30, 2017, the Company sold 71,429 shares of its common stock to Meridian Pacific Holdings, LLC, in exchange for $100,000. These shares were subsequently issued on October 3, 2017. The aforementioned shares were sold with an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

Ameritek Ventures Registrant

Date: October 24, 2017	/s/ Clinton L. Stokes III
Name: Clinton L. Stokes III
Title: Chief Executive Officer Principal Executive Officer

Date: October 24, 2017	/s/ Kenneth P. Mayeaux
Name: Kenneth P. Mayeaux
Title: Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Clinton L. Stokes III (Clinton L. Stokes III)	Chief Executive Officer Principal Executive Officer	October 24, 2017

/s/ Kenneth P. Mayeaux (Kenneth P. Mayeaux)	Corporate Secretary and Chief Accounting Officer	October 24, 2017