Form 10-Q
period 2017-11-30
AMERITEK VENTURES
filed 2018-01-22
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

There were 27,071,433 shares of Common Stock issued and outstanding as of January 22, 2017.

Table of Contents

AMERITEK VENTURES

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2017

AMERITEK VENTURES

Interim Condensed Balance Sheets

	November 30, 2017 (unaudited)	May 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$ 167	$ -
Cash held in escrow	12,385	-
Deposits	521	-
Total current assets	13,073	-
Long-term assets:
Fiber optic assets	100,000	-
Total long-term assets	100,000	-
TOTAL ASSETS	$ 113,073	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 29,086	$ 23,270
Other accrued expenses	-	10,000
Convertible notes payable	129,000	-
Accrued interest	3,618	-
Due to related party	71,123	60,500
Total current liabilities	232,827	93,770

Stockholders' deficit:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
11/30/2017 and 5/31/2017, respectively
Convertible preferred stock Series A, $0.001 par	119	119
value, 5,000,000 shares authorized, 119,200
and 119,200 issued and outstanding as of
11/30/2017 and 5/31/2017, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
11/30/2017 and 5/31/2017, respectively
Common stock, $0.001 par value, 185,000,000 shares	27,071	7,230
authorized, 27,071,433 and 7,230,004 issued and
outstanding as of 11/30/2017 and 5/31/2017,
respectively
Additional paid-in capital	450,189	370,030
Accumulated deficit	(597,133)	(471,149)
Total stockholders' deficit	(119,754)	(93,770)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 113,073	$ -

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Unaudited Interim Condensed Statements of Operations

	For the three months ended November 30, 2017	For the three months ended November 30, 2016	For the six months ended November 30, 2017	For the six months ended November 30, 2016
Revenue	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Expenses:
General & administrative expenses	37,175	3.000	122,366	6,000
Total expenses	37,175	3,000	122,366	6,000

Operating loss	$ (37,175)	$ (3,000)	$ (122,366)	$ (6,000)

Other Income (Expenses):
Interest income (expense)	(2,644)	-	(3,618)	-
Total other income (expenses)	(2,644)	-	(3,618)	-

Net loss applicable to
common shareholders	$ (39,819)	$ (3,000)	$ (125,984)	$ (6,000)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding - basic	23,970,703	6,900,004	15,508,371	6,900,004

Weighted average shares outstanding - diluted	37,823,703	19,150,004	28,588,767	19,150,004

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Unaudited Interim Condensed Statements of Cash Flows

	For the six months ended November 30, 2017	For the six months ended November 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (125,984)	$ (6,000)
Changes in operating assets and liabilities:
Deposits	(521)	-
Accounts payable	5,816	(10,000)
Accrued expenses	(6,382)	6,000
Net cash used in operating activities	(127,071)	(10,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from shareholders	$ 10,623	10,000
Cash paid for purchase of fiber optic assets	(100,000)	-
Net cash provided by investing activities	(89,377)	10,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for issuance of common stock	$ 100,000	$ -
Proceeds from convertible debt	129,000	-
Net cash provided by financing activities	229,000	-
NET INCREASE IN CASH	12,552	-
CASH - BEGINNING OF THE PERIOD	-	-
CASH - END OF THE PERIOD	$ 12,552	$ -

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2017

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2017 audited financial statements. The results of operations for the period ended November 30, 2017 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2017, the Company has accumulated operating losses of $597,133 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

November 30, 2017

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

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 25,000 shares of Series B Preferred Stock for cancellation. As of November 30, 2017 and May 31, 2017, there is no Series B Preferred Stock outstanding.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2017

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

During the quarter ended November 30, 2017, there were no issuances or conversions of Series A Preferred Stock. As of November 30, 2017 and May 31, 2017, there were 119,200 shares of Series A Preferred Stock issued and outstanding, respectively.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C Preferred Stock, of which no shares are issued and outstanding as of November 30, 2017 and May 31, 2017, respectively. The designation of these shares have yet to be determined by the Board of Directors.

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 27,071,433 and 7,230,004 shares are issued and outstanding as of November 30, 2017 and May 31, 2017, respectively.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2017

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

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2017

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended November 30, 2017, the Principal Financial Officer of the Company advanced $700 to the Company for operating expenses. Total advances from the Company’s Principal Financial Officer amounted to $900 and $0 at November 30, 2017 and May 31, 2017, respectively. During the quarter ended November 30, 2017, the Company’s current majority shareholder and Principal Executive Office advanced $9,723 to the Company for operating expenses. Total advances from the Company’s current majority shareholder and Principal Executive Officer amounted to $19,723 and $10,000 at November 30, 2017 and May 31, 2017, respectively. Total advances from the Company’s former Director and Principal Executive officer amounted to $50,500 at November 30, 2017 and May 31, 2017, respectively. These advances are payable on demand and bears no interest. The total balances owed to related parties at November 30, 2017 and May 31, 2017 was $71,123 and $60,500, respectively.

On August 30, 2017, the Company entered into an Asset Purchase Agreement with Clinton L. Stokes, the Company’s Chief Executive Officer, whereby 19,770,000 unregistered restricted common shares of stock were approved for issuance by the Board of Directors, along with payment of $100,000, in exchange for fiber optic assets. The terms of this agreement were fulfilled on September 15, 2017 and the Company has not placed the fiber optic assets into service as of November 30, 2017.

NOTE 6 - NOTE PAYABLE

On July 31, 2017, the Company entered into a convertible note agreement in which the Company received $65,000 of proceeds and the Company is required to make a balloon payment of principal and accrued interest of $70,200 on the maturity date of April 31, 2018. This note accumulates interest at a rate of 8% from the original issue date through the maturity date. At any time while there is an outstanding balance, the note may be converted at a conversion price for the principal and interest in connection with voluntary conversions by the holder shall be 75% multiplied by the market price, representing a discount rate of 25%. The note also provides for warrants of up to 208,000 shares of common stock which may be exercised any time from the issuance date of July 31, 2017 (initial exercise date) until July 31, 2022 (termination date). The exercise price of this warrant is $1.35. Further, if at any time after the initial exercise date, there is no effective registration statement registering the warrant shares, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant may be exercised at the holder’s election, in whole or in part, at such times by means of a cashless exercise in which the holder shall be entitled to receive a number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where (A) equals the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant; (B) equals the exercise price of the warrant; and (X) equals the number of warrant shares that would be issuable upon exercise of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise. Regardless, on the termination date if there is no effective Registration Statement registering the warrant shares, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant shall be automatically exercised via cashless exercise. Failure of the Company to issue shares in a timely manner will result in a late issuance penalty of $10 per trading day, increasing to $20 per trading day after the fifth trading day, for each $1,000 of exercise price of the warrant shares.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2017

On August 25, 2017, the Company entered into a convertible note agreement in which the Company received $64,000 of proceeds and the Company is required to make a balloon payment of principal and accrued interest of $69,120 on the maturity date of August 25, 2018. This note accumulates interest at a rate of 8% from the original issue date through the maturity date. At any time while there is an outstanding balance, the note may be converted at a conversion price for the principal and interest in connection with voluntary conversions by the holder shall be 75% multiplied by the market price, representing a discount rate of 25%. The note also provides for warrants of up to 204,800 shares of common stock which may be exercised any time from the issuance date of August 25, 2017 (initial exercise date) until August 25, 2022 (termination date). The exercise price of this warrant is $1.35. Further, if at any time after the initial exercise date, there is no effective registration statement registering the warrant shares, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant may be exercised at the holder’s election, in whole or in part, at such times by means of a cashless exercise in which the holder shall be entitled to receive a number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where (A) equals the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant; (B) equals the exercise price of the warrant; and (X) equals the number of warrant shares that would be issuable upon exercise of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise. Regardless, on the termination date if there is no effective Registration Statement registering the warrant shares, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant shall be automatically exercised via cashless exercise. Failure of the Company to issue shares in a timely manner will result in a late issuance penalty of $10 per trading day, increasing to $20 per trading day after the fifth trading day, for each $1,000 of exercise price of the warrant shares.

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

As of November 30, 2017 and May 31, 2017, the Company did not have any eligible net operating loss carry forwards as the Company has not filed the appropriate federal and state income tax returns so any accumulated net operating losses could be subject to the respective tax agency disallowance. Any actual net operating losses would be limited by a valuation allowance, as their realization, as determined by management, is determined to be not likely to occur and accordingly, the Company would have recorded a valuation allowance for the deferred tax asset relating to the tax potential net operating loss carry-forwards. Additionally, actual net operating losses carry-forwards and the related deferred tax assets would also be limited due to the change in control that is described in Note 4.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2017

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

RESULTS OF OPERATIONS

For the three month periods ending November 30, 2017, the Company recognized no revenues.

For the three month period ending November 30, 2017, the Company incurred total operating losses of $37,175. This compares to the same period ending November 30, 2016 where the Company incurred total operating losses of $3,000, which consisted of professional fees. The net loss applicable to common shareholders was $39,819 for the three months ending November 30, 2017 or $(0.00) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $3,000 or $(0.00) per common share for the same period last year.

For the six month period ending November 30, 2017, the Company incurred total operating losses of $122,366. This compares to the same period ending November 30, 2016 where the Company incurred total operating losses of $6,000, which consisted of professional fees. The net loss applicable to common shareholders was $125,984 for the six months ending November 30, 2017 or $(0.01) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $6,000 or $(0.00) per common share for the same period last year.

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

Significant changes in the number of employees

Ameritek Ventures currently has three employees, its Principal Executive Officer, Principal Financial Officer and Chief Operating Officer as well as a Controller. We are dependent upon our officers for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of November 30, 2017, Ameritek Ventures had $167 in cash and cash equivalents, $12,385 of cash held in escrow, $521 in deposits for total current assets of $13,073. As of November 30, 2017, Ameritek Ventures had total current liabilities of $232,827.

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

Management, with the participation of the Chief Executive Officer and the Chief Accounting Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of November 30, 2017, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of November 30, 2017.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending November 30, 2017, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended November 30, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

None.

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

Ameritek Ventures Registrant

Date: January 22, 2017	/s/ Clinton L. Stokes III
Name: Clinton L. Stokes III
Title: Chief Executive Officer Principal Executive Officer

Date: January 22, 2017	/s/ Kenneth P. Mayeaux
Name: Kenneth P. Mayeaux
Title: Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Clinton L. Stokes III (Clinton L. Stokes III)	Chief Executive Officer Principal Executive Officer	January 22, 2017

/s/ Kenneth P. Mayeaux (Kenneth P. Mayeaux)	Corporate Secretary and Chief Accounting Officer	January 22, 2017