Form 10-Q
period 2018-02-28
AMERITEK VENTURES
filed 2018-04-16
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

There were 27,071,433 shares of Common Stock issued and outstanding as of April 16, 2018.

Table of Contents

AMERITEK VENTURES

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2018

AMERITEK VENTURES

Interim Condensed Balance Sheets

	February 28, 2018 (unaudited)	May 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$ 2,523	$ -
Cash held in escrow	12,385	-
Deposits	521	-
Total current assets	15,429	-
Long-term assets:
Fiber optic assets	100,000	-
Total long-term assets	100,000	-
TOTAL ASSETS	$ 115,429	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 26,981	$ 23,270
Other accrued expenses	-	10,000
Convertible notes payable	129,000	-
Accrued interest	6,604	-
Due to related party	138,016	60,500
Total current liabilities	300,601	93,770

Stockholders' deficit:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
2/28/2018 and 5/31/2017, respectively
Convertible preferred stock Series A, $0.001 par	119	119
value, 5,000,000 shares authorized, 119,200
and 119,200 issued and outstanding as of
2/28/2018 and 5/31/2017, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
2/28/2018 and 5/31/2017, respectively
Common stock, $0.001 par value, 185,000,000 shares	27,071	7,230
authorized, 27,071,433 and 7,230,004 issued and
outstanding as of 2/28/2018 and 5/31/2017,
Respectively
Additional paid-in capital	450,189	370,030
Accumulated deficit	(662,551)	(471,149)
Total stockholders' deficit	(185,172)	(93,770)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 115,429	$ -

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Unaudited Interim Condensed Statements of Operations

	For the three months ended February 28, 2018	For the three months ended February 28, 2017	For the nine months ended February 28, 2018	For the nine months ended February 28, 2017
Revenue	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Expenses:
General & administrative expenses	62,432	-	184,798	6,000
Total expenses	62,432	-	184,798	6,000

Operating loss	$ (62,432)	$ -	$ (184,798)	$ (6,000)

Other Income (Expenses):
Interest income (expense)	(2,986)	-	(6,604)	-
Total other income (expenses)	(2,986)	-	(6,604)	-

Net loss applicable to
common shareholders	$ (65,418)	$ (0.00)	$ (191,402)	$ (6,000)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding - basic	27,071,433	6,900,004	19,334,384	6,900,004

Weighted average shares outstanding - diluted	40,927,433	19,150,004	32,671,414	19,150,004

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Unaudited Interim Condensed Statements of Cash Flows

	For the nine months ended February 28, 2018	For the nine months ended February 28, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (191,402)	$ (6,000)
Changes in operating assets and liabilities:
Deposits	(521)	-
Accounts payable	3,711	(2,500)
Accrued expenses	(3,396)	11,500
Net cash used in operating activities	(191,608)	(20,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from shareholders and executives	$ 77,516	20,000
Cash paid for purchase of fiber optic assets	(100,000)	-
Net cash provided by (used in) investing activities	(22,484)	20,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for issuance of common stock	$ 100,000	$ -
Proceeds from convertible debt	129,000	-
Net cash provided by financing activities	229,000	-
NET INCREASE IN CASH	14,908	-
CASH - BEGINNING OF THE PERIOD	-	-
CASH - END OF THE PERIOD	$ 14,908	$ -

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2018

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2017 audited financial statements. The results of operations for the period ended February 28, 2018 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2018, the Company has accumulated operating losses of $662,551 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

February 28, 2018

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

On May 24, 2011, the Company issued 25,000 shares of its Series B Preferred Stock to a shareholder and former director upon execution of a Promissory Note for cash of $25,000 and a collateral security interest in the Company's molding tool. The loan was to accrue interest of $1,250 per quarter until the note is paid-in-full, with the first payment due on November 30, 2011. On January 28, 2014, the shareholder and former director forgave the debt owed and returned 25,000 shares of Series B Preferred Stock for cancellation. As of February 28, 2018 and May 31, 2017, there is no Series B Preferred Stock outstanding.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2018

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

During the quarter ended February 28, 2018, there were no issuances or conversions of Series A Preferred Stock. As of February 28, 2018 and May 31, 2017, there were 119,200 shares of Series A Preferred Stock issued and outstanding, respectively.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C Preferred Stock, of which no shares are issued and outstanding as of February 28, 2018 and May 31, 2017, respectively. The designation of these shares have yet to be determined by the Board of Directors.

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 27,071,433 and 7,230,004 shares are issued and outstanding as of February 28, 2018 and May 31, 2017, respectively.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2018

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

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2018

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine-month period ended February 28, 2018, the Principal Financial Officer of the Company advanced $67,793 to the Company for operating expenses. Total advances from the Company’s Principal Financial Officer amounted to $67,793 and $0 at February 28, 2018 and May 31, 2017, respectively. During the nine-month period ended February 28, 2018, the Company’s current majority shareholder, Chief Executive Officer and Principal Executive Officer advanced $9,723 to the Company for operating expenses. Total advances from the Company’s current majority shareholder and Principal Executive Officer amounted to $9,723 and $0 at February 28, 2018 and May 31, 2017, respectively. Total advances from two of the Company’s former Director and Principal Executive officers amounted to $60,500 at February 28, 2018 and May 31, 2017, respectively. These advances are payable on demand and bears no interest. The total balances owed to related parties at February 28, 2018 and May 31, 2017 was $138,016 and $60,500, respectively.

On August 30, 2017, the Company entered into an Asset Purchase Agreement with Clinton L. Stokes, the Company’s current majority shareholder, Chief Executive Officer and Principal Executive Officer, whereby 19,770,000 unregistered restricted common shares of stock were approved for issuance by the Board of Directors, along with payment of $100,000, in exchange for fiber optic assets. The terms of this agreement were fulfilled on September 15, 2017 and the Company has not placed the fiber optic assets into service as of February 28, 2018.

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

February 28, 2018

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

As of February 28, 2018 and May 31, 2017, the Company did not have any eligible net operating loss carry forwards as the Company has not filed the appropriate federal and state income tax returns so any accumulated net operating losses could be subject to the respective tax agency disallowance. Any actual net operating losses would be limited by a valuation allowance, as their realization, as determined by management, is determined to be not likely to occur and accordingly, the Company would have recorded a valuation allowance for the deferred tax asset relating to the tax potential net operating loss carry-forwards. Additionally, actual net operating losses carry-forwards and the related deferred tax assets would also be limited due to the change in control that is described in Note 4.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2018

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

On March 12, 2018 the Company entered into an agreement with Power Up Lending Group LTD (the Lender) for a Convertible Promissory Note (the Note) in the total amount of $1,053,000. The Note may be drawn upon by the Company in $100,000 tranches with the first draw taken and completed on March 12, 2018. Subsequent draws may be taken by the Company as mutually agreed by the Company and the Lender over a twelve (12) month period and shall bear interest at the rate of twelve percent (12%) per annum through the Maturity Date of the Note (March 12, 2019). The Lender shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Company into which such Common Stock shall hereafter be changed or reclassified at the conversion price. The conversion price shall equal the variable conversion price (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The variable conversion price shall mean 61% multiplied by the market price (representing a discount rate of 39%). The market price means the lowest trading price for the Common Stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date.

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

Market Size

The current market value of the optical fiber industry is $4 billion US dollars, and is projected to grow to over $5 billion US dollars by 2021. An increase of almost 10,000 tons of preforms is projected in the next five years, which is equivalent to more than 300 million kilometers per year of preforms.

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

Patents, Trademarks and Licenses

We do not have any trademarks, patents, or other intellectual property at this time.

Based on the nature of our business, we expect to file trademarks or patents in the future.

Properties

The Company's corporate headquarters are located at: 1980 Festival Plaza Drive, Suite 530, Las Vegas, Nevada 89135. The Company does not own any real property, however rents warehouse space for its production facility in Roanoke, Virginia at a cost of $2,812.50 per month. This lease has a one year term, and will thereafter renew month to month.

RESULTS OF OPERATIONS

For the three month periods ending February 28, 2018, the Company recognized no revenues.

For the three month period ending February 28, 2018, the Company incurred total operating losses of $62,432. This compares to the same period ending February 28, 2017 where the Company incurred total operating losses of $0. The net loss applicable to common shareholders was $65,418 for the three months ending February 28, 2018 or $(0.00) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $0 or $(0.00) per common share for the same period last year.

For the nine month period ending February 28, 2018, the Company incurred total operating losses of $184,798. This compares to the same period ending February 28, 2017 where the Company incurred total operating losses of $6,000, which consisted of professional fees. The net loss applicable to common shareholders was $191,402 for the nine months ending February 28, 2018 or $(0.01) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $6,000 or $(0.00) per common share for the same period last year.

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

We have plans to perform extensive product research and development during 2018 and ongoing through the life-cycle of the business.

Expected purchase or sale of plant and significant equipment

Management is currently identifying equipment needed in order to begin manufacturing.

Significant changes in the number of employees

Ameritek Ventures currently has five employees, its Principal Executive Officer, Principal Financial Officer and Chief Operating Officer, a Controller, a Head of Technology and a Project Manager/Inventory Control. We are dependent upon our officers for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of February 28, 2018, Ameritek Ventures had $2,523 in cash and cash equivalents, $12,385 of cash held in escrow, $521 in deposits for total current assets of $15,429. As of February 28, 2018, Ameritek Ventures had total current liabilities of $300,601.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer, Chief Accounting Officer and the Controller, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer, Chief Accounting Officer and Controller who are the members of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer, Chief Accounting Officer and Controller concluded that, as of February 28, 2018, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer, Chief Accounting Officer and Controller and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of February 28, 2018.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending February 28, 2018, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended February 28, 2018. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Ameritek Ventures Registrant

Date: April 16, 2018	/s/ Clinton L. Stokes III
Name: Clinton L. Stokes III
Title: Chief Executive Officer Principal Executive Officer

Date: April 16, 2018	/s/ Kenneth P. Mayeaux
Name: Kenneth P. Mayeaux
Title: Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Clinton L. Stokes III (Clinton L. Stokes III)	Chief Executive Officer Principal Executive Officer	April 16, 2018

/s/ Kenneth P. Mayeaux (Kenneth P. Mayeaux)	Corporate Secretary and Chief Accounting Officer	April 16, 2018