Form 10-K
period 2018-05-31
AMERITEK VENTURES
filed 2018-10-11
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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
(Do not check if a smaller reporting company) Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at November 30, 2017, based on the closing sales price of the common shares of $3.40 per-share price as quoted on the Pink Sheets, was $22,368,777.

There were 34,214,145 shares of Common Stock issued and outstanding as of October 10, 2018.

Table of Contents

PART I
TITLE	Page Number

ITEM 1. BUSINESS	4

ITEM1A. RISK FACTORS	6
ITEM1B. UNRESOLVED STAFF COMMENTS ITEM 2. PROPERTIES	15 15
ITEM 3. LEGAL PROCEEDINGS	15
ITEM 4. MINE SAFETY DISCLOSURES	15

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	16

ITEM 6. SELECTED FINANCIAL DATA	17
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	20
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	21
ITEM 9A. CONTROLS AND PROCEDURES ITEM 9B. OTHER INFORMATION	21 23

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	24
ITEM 11. EXECUTIVE COMPENSATION	28
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	29
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	31
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	31

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
32
SIGNATURES	34

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

PART I

Item 1. Business

History and Organization

We were incorporated on December 27, 2010 as ATVROCKN, a Nevada corporation. On June 20, 2017, our corporate name was changed to Ameritek Ventures. We consider ourselves to be a smaller reporting company under applicable federal securities laws and will be subject to reduced public company reporting requirements. (See “Implications of Being an ‘Emerging Growth Company’ ” below in this Section. Under our original business plan, it was our intention to market a "housing molding" product to place audio equipment and lighting on 4-wheel drive vehicles such as All Terrain Vehicles (“ATV”) and Utility Terrain Vehicles (“UTV”). We did not manufacture any units as we utilized the services of a contract manufacturer to make the unit for us. We had no material agreement with our contract manufacturer other than we paid them to produce product for us based on our needs. As we were undercapitalized, we were unable to produce the required housing molding(s) we believe would best sell in the ATV/UTV aftermarket.

In August 2017, the Company completed its move into a new production and design facility in Roanoke, Virginia. On August 30, 2017, the Company acquired fiber optic assets from its largest shareholder and director. In this facility the Company will be finalizing design work for its first 5 million km/year VAD/OVD (Vapor Axial Deposition/Outside Vapor Deposition) optical fiber preform production line, slated for assembly, testing and production in 2019. This process makes optical fiber preforms that are the mainstay for fiber optic cable that is used in the telecommunications industry to transmit large amounts of data to and from communication towers for the internet, cable television and telephone industries. This new VAD/OVD production line represents the first phase of a planned 20 million km/year preform manufacturing facility. Ameritek Ventures’ brand-new design and technology hub will help execute the Company's sustained growth and emergence strategy as a provider of high-quality optical fiber preforms for the rapidly expanding Fiber Optic Cable worldwide market that in the past has been dominated by firms like Corning Incorporated, Shin-Etsu Chemical Co. Ltd., Prysmian SpA, Jiangsu Fasten Co. Ltd and Fujikura Ltd.

Implications of Being an “Smaller Reporting Company”

Certain reduced reporting requirements and exemptions are available to us due to the fact that we qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

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

Business of Issuer

In August 2017, the Company completed its move into a new production and design facility in Roanoke, Virginia. In this facility the Company will be finalizing design work for its first 5 million km/year VAD/OVD (Vapor Axial Deposition/Outside Vapor Deposition) optical fiber preform production line, slated for assembly, testing and production in 2019. This process makes optical fiber preforms that are the mainstay for fiber optic cable that is used in the telecommunications industry to transmit large amounts of data to and from communication towers for the Internet, cable television and telephone industries. This new VAD/OVD production line represents the first phase of a planned 20 million km/year preform manufacturing facility. Ameritek Ventures’ brand-new design and technology hub will help execute the Company's sustained growth and emergence strategy as a provider of high-quality optical fiber preforms for the rapidly expanding Fiber Optic Cable worldwide market that in the past has been dominated by firms like Corning Incorporated, Shin-Etsu Chemical Co. Ltd., Prysmian SpA, Jiangsu Fasten Co. Ltd and Fujikura Ltd.

Market Size

The current market value of the optical fiber industry is $3 billion US dollars and is projected to grow to over $5 billion US dollars by 2021. An increase of almost 10,000 tons of perform is projected in the next five years, which is equivalent to more than 300 million kilometers per year of performs.

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

Patents, Trademarks Licenses and Other Intellectual Property

On August 30, 2017, the Company acquired fiber optic assets, in the form of intellectual property from its largest shareholder and director. These assets consist of proven designs that in the future may be used to fabricate and assemble machines incorporating knowledge from the manufacture of completed equipment for a new PCVD (Plasma Chemical Vapor Deposition) technology that is used in the manufacturing of specialty optical fiber preforms, which is the basis for specialized optical fiber production to satisfy a variety of fiber optic cable applications. Prior to building any PCVD machines, the Company will be using this intellectual property in finalizing design work for its first 5 million km/year VAD/OVD (Vapor Axial Deposition/Outside Vapor Deposition) optical fiber preform production line, slated for assembly, testing and production in 2019. This process makes optical fiber preforms that are the mainstay for fiber optic cable that is used in the telecommunications industry to transmit large amounts of data to and from communication towers for the Internet, cable television and telephone industries. This new VAD/OVD production line represents the first phase of a planned 20 million km/year preform manufacturing facility. Ameritek Ventures’ brand-new design and technology hub will help execute the Company's sustained growth and emergence strategy as a provider of high-quality optical fiber preforms for the rapidly expanding Fiber Optic Cable worldwide market.

Employees

Ameritek Ventures currently has five employees, its Project Manager, Controller, Head of Technology, and its two officers. Ameritek Ventures plans to utilize independent contractors on a part-time/as needed basis to assist in its development activities, marketing, and financial and accounting support.

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

Our financial statements included with this Annual Report for the year ended May 31, 2018 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended May 31, 2018. Because the Company has been issued an opinion by our auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

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

7. We face intense competition and operate in an industry with SIGNIFICANT barriers to entry, and most all of our competitors may have greater resources than us.

Our industry is competitive, with products distributed through multi-tiered and overlapping channels. Barriers to entry are significant, and current and new competitors can offer a similar product that we offer at a relatively low cost. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. In addition, some of our competitors have used and may continue to use aggressive pricing tactics and devote substantially more financial resources to website and system development than we do. Increased competition may result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition. Increased competition from any supplier capable of maintaining high sales volumes and acquiring products at lower prices than us could significantly reduce our market share and adversely impact our financial results.

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

In order to expand our business, we must successfully offer, products that meet the needs of our future customers. Currently, we have only developed one product that we are offering for sale. Management believes to be successful any new product offerings must be broad and deep in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers. We cannot predict with certainty that we will be successful in offering products that meet all of these requirements. If our product offerings fail to satisfy our customers’ requirements or respond to changes in customer preferences, this would have an adverse effect on any future results for our Company.

11. OUR LARGEST SHAREHOLDER OWNS APPROXIMATELY 58% OF THE CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our largest shareholder, Clinton L. Stokes, beneficially has the right to vote approximately 58% of our outstanding common stock. As a result, this shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

12. WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Since we are a full reporting company with the U. S. Securities and Exchange Commission, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We project that the total incremental operating expenses of being a public company will be approximately $100,000 for 2019. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

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

14. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

15. WE ARE CURRENTLY REPORTING AS A NON-SHELL REGISTRANT AS DEFINED IN RULE 12B-2 OF THE SECURITIES AND EXCHANGE ACT DESPITE HAVING LIMITED REVENUE SINCE INCEPTION.

The Company received a favorable legal opinion supporting our position as a non-shell company from outside legal counsel and continue to believe we qualify as a non-shell company as defined through the Jumpstart our Business Startup Act of 2012. However, since we have generated limited revenue since inception and no revenue since the fiscal year ending May 31, 2012, the Securities and Exchange Commission may challenge our non-shell status at some point in the future. We can provide no assurance as to a favorable outcome upon a regulatory review or the potential impact on certain shareholders’ ability to freely trade their common stock and the effect it may have on our stock price.

RISK FACTORS RELATING TO OUR PREFERRED AND COMMON STOCK.

16. OUR PREFERRED STOCK DOES NOT PAY ANY DIVIDENDS AND CAN BE CONSIDERED ILLIQUID.

We have one Series of Preferred Shares issued and outstanding as of May 31, 2018. Our registered preferred stock, par value $0.001, shall not be entitled to receive any dividends, shall not have any liquidation rights and shall not be entitled to (a) any voting rights or (b) notice of any meeting of the shareholders of the corporation. The registered preferred stock can be converted at the ratio of one hundred (100) shares of Common Stock for every one (1) share of the registered preferred stock converted; however, the conversion is limited whereby the beneficial owner cannot beneficially own in excess of 4.9% of the shares of the Common Stock outstanding immediately after giving effect to such conversion or exercise.

Management has no intention to apply to have any Series of the Company’s preferred stock listed or quoted on any exchange or inter-dealer quotation system. This will make ownership of our preferred shares very illiquid.

17. We have authorized and unissued shares Series A, B and C Preferred stock that may be issued in the future, which would dilute your ownership in the Company.

We have 5,000,000 preferred shares authorized for each of our Series A, B and C preferred stock. We currently have 52,927 shares of the registered Series A preferred stock issued and outstanding; no Series B preferred stock issued and outstanding and no Series C stock issued and outstanding. The Series C stock is undesignated at this time. Therefore, if each Series has 5,000,000 authorized, this gives the Board of Directors a great deal of discretion, in the future, to issue more shares in each Series, without shareholder approval. The issuance of more shares of any Series would dilute your ownership in the Company, which would mean your percent of ownership in the Company would decrease.

18. WE HAVE WARRANTS AND CONVERTIBLE DEBT THAT MAY BE CONVERTED INTO SHARES ISSUED IN THE FUTURE, WHICH WOULD DILUTE YOUR OWNERSHIP IN THE COMPANY.

On July 31, 2017, the Company entered into a convertible note agreement in which at any time while there is an outstanding balance, the note may be converted at a conversion price for the principal and interest in connection with voluntary conversions by the holder shall be 75% multiplied by the market price, representing a discount rate of 25%. The note also provides for warrants of up to 208,000 shares of common stock which may be exercised any time from the issuance date of July 31, 2017 (initial exercise date) until July 31, 2022 (termination date).

On August 25, 2017, the Company entered into a convertible note agreement in which at any time while there is an outstanding balance, the note may be converted at a conversion price for the principal and interest in connection with voluntary conversions by the holder shall be 75% multiplied by the market price, representing a discount rate of 25%. The note also provides for warrants of up to 204,800 shares of common stock which may be exercised any time from the issuance date of August 25, 2017 (initial exercise date) until August 25, 2022 (termination date).

On March 12, 2018, the Company entered into a convertible note agreement in which at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the note and ending on the later of: (i) the maturity Date and (ii) the date of the payment of the default amount, each in respect of the remaining outstanding principal amount of the note to convert all or any part of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price shall be 61% multiplied by the market price, representing a 39% discount rate. The Company is required at all times to have authorized and reserved eight times the number of shares that would be issuable upon full conversion of the note in effect from time to time, initially 2,214,458 shares of common stock.

On April 27, 2018, the Company entered into a convertible note agreement in which at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the note and ending on the later of: (i) the maturity Date and (ii) the date of the payment of the default amount, each in respect of the remaining outstanding principal amount of the note to convert all or any part of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price shall be 61% multiplied by the market price, representing a 39% discount rate. The Company is required at all times to have authorized and reserved eight times the number of shares that would be issuable upon full conversion of the note in effect from time to time, initially 1,350,820 shares of common stock.

On May 10, 2018 the Company entered into a convertible note agreement in which the holder of the note is entitled, at its option, at any time after 6 months and full cash payment, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s common stock. The conversion price shall be 57% multiplied by the market price, representing a 43% discount rate. The Company is required to reserve 1,536,000 shares of common stock.

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

As of May 31, 2018 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

23. THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	actual or anticipated fluctuations in our quarterly or annual financial results;
•	additional needs for financing;
•	announcements by us or our competitors of significant acquisitions, strategic partners, joint ventures or capital commitments;
•	sales of our common stock or other securities in the open market;
•	additions or departures of key personnel;
•	failure of any of our initiatives;
•	regulatory or political developments;
•	changes in accounting principles or methodologies;
•	litigation or governmental investigations;

•	negative publicity about us in the media and online;
•	general financial market conditions or events; and
•	other events or factors, many of which are beyond our control.

Additionally, in recent years the stock market in general, and the penny stock markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on shareholders’ investments in our stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's corporate headquarters are located at: 1980 Festival Plaza Drive, Suite 530, Las Vegas, NV 89135. The Company does not own any real property. The administrative office is being provided at no cost by an Officer of the Company. The Officer will not seek reimbursement for providing this administrative space. On August 1, 2017, the Company began leasing warehouse space for its production facility in Roanoke, Virginia at a cost of $2,812.50 per month. On July 31, 2018 the Company’s lease on the premises expired and the Company is now continuing the lease on a month-to-month basis under the same rate and terms. The Company is required to give the Landlord 60 days’ notice when it intends to vacate the premises.

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

The following table sets forth the high and low sales prices for our common stock, which has been listed on the OTC-BB for all periods presented.

Year ended May 31, 2018	High	Low
First Quarter	$3.00	$0.945
Second Quarter	$3.60	$1.50
Third Quarter	$3.40	$0.75
Fourth Quarter	$1.615	$0.202

Year ended May 31, 2017	High	Low
First Quarter	$0.24	$0.24
Second Quarter	$0.24	$0.15
Third Quarter	$0.22	$0.15
Fourth Quarter	$1.75	$0.245

(b) Holders of Common Stock

As of October 3, 2018, there are approximately 708 holders of record of our Common Stock and five holders of our Preferred Stock.

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

None.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ending May 31, 2018 and May 31, 2017.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

In August 2017, the Company completed its move into a new production and design facility in Roanoke, Virginia. In this facility the Company will be finalizing design work for its first 5 million km/year VAD/OVD (Vapor Axial Deposition/Outside Vapor Deposition) optical fiber preform production line, slated for assembly, testing and production in 2019. This process makes optical fiber preforms that are the mainstay for fiber optic cable that is used in the telecommunications industry to transmit large amounts of data to and from communication towers for the Internet, cable television and telephone industries. This new VAD/OVD production line represents the first phase of a planned 20 million km/year preform manufacturing facility. Ameritek Ventures’ brand-new design and technology hub will help execute the Company's sustained growth and emergence strategy as a provider of high-quality optical fiber preforms for the rapidly expanding Fiber Optic Cable worldwide market that in the past has been dominated by firms like Corning Incorporated, Shin-Etsu Chemical Co. Ltd., Prysmian SpA, Jiangsu Fasten Co. Ltd and Fujikura Ltd.

RESULTS OF OPERATIONS

For the fiscal years ended May 31, 2018 and May 31, 2017, the Company recognized no revenues.

For the fiscal year ended May 31, 2018, the Company incurred total operating expenses of $432,612, which consisted of $432,612 in general and administrative expenses. This compares to the fiscal year ended May 31, 2017, where the Company incurred total operating expenses of $12,935, which consisted of $12,935 in general and administrative expenses.

For the fiscal year ended May 31, 2018, the Company had other income (expense) of $(173,894), which consisted of an interest expense of $(73,894) and a valuation adjustment on our fiber optic assets of $(100,000), as compared to the prior fiscal year when the Company had other income (expense) of $0.

For the fiscal year ended May 31, 2018, the Company had a loss applicable to common shareholders of $(606,506) or $(0.02) per common share basic and diluted, as compared to a loss applicable to common shareholders of $(12,935) or $(0.00) per common share for the year ended May 31, 2017.

During the year ended May 31, 2018, the Company used net cash of $(367,966) in operations, $(108,477) was used in investing activities and $504,115 was provided by financing activities. During the year ended May 31, 2017, the Company used net cash of $(20,000) in operations, $20,000 was provided by investing activities and no cash was provided by or used in financing activities.

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

At this time, the Company has no product research, nor development taking place, pending funding. As such, research is not required at this time.

Expected purchase or sale of plant and significant equipment

On August 1, 2017, the Company began leasing warehouse space for its production facility in Roanoke, Virginia. Management is currently in the process of identifying costs associated with equipment for manufacturing. The Company’s lease on the warehouse space expired on July 31, 2018 and the Company is continuing to lease the space on a month-to-month basis at the same rate and terms.

Significant changes in the number of employees

We currently have a total of five employees, two of which serve as our officers, one employee who serves as the Company controller and two employees who work in the engineering and design facility. We are dependent upon our officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2018, the Company had cash and cash equivalents of $39,057, which includes cash held in escrow of $12,385. At the same date, the Company had total current liabilities of $635,854.

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

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's current financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Ameritek Ventures

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AMERITEK VENTURES

Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AMERITEK VENTURES (“the Company”) as of May 31, 2018 and 2017, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company May 31, 2018 and 2017, and the results of their operations and their cash flows for the years ended May 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has earned no revenues in the year ended May 31, 2018, has negative working capital at May 31, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company's auditor since 2014.

/s/ SOMERSET CPAS, P.C.

Indianapolis, Indiana

October 10, 2018

AMERITEK VENTURES

Balance Sheets

	May 31, 2018	May 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$ 27,672	$ -
Cash held in escrow	12,385	-
Deposits	521	-
Total current assets	40,578	-
Long-term assets:
Fiber optic assets	-	-
Total long-term assets	-	-
TOTAL ASSETS	$ 40,578	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 52,191	$ 23,270
Other accrued expenses	-	10,000
Convertible notes payable	503,184	-
Accrued interest	28,456	-
Due to related party	52,023	60,500
Total current liabilities	635,854	93,770

Stockholders' deficit:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
5/31/2018 and 5/31/2017, respectively
Convertible preferred stock Series A, $0.001 par	53	119
value, 5,000,000 shares authorized, 52,927
and 119,200 issued and outstanding as of
5/31/2018 and 5/31/2017, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
5/31/2018 and 5/31/2017, respectively
Common stock, $0.001 par value, 185,000,000 shares	33,714	7,230
authorized, 33,714,307 and 7,230,004 issued and
outstanding as of 5/31/2018 and 5/31/2017,
Respectively
Additional paid-in capital	448,612	370,030
Accumulated deficit	(1,077,655)	(471,149)
Total stockholders' deficit	(595,276)	(93,770)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 40,578	$ -

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Statements of Operations

	For the Year Ended May 31, 2018	For the Year Ended May 31, 2017
Revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Expenses:
General & administrative expenses	432,612	12,935
Total expenses	432,612	12,935

Operating loss	(432,612)	(12,935)

Other Income (Expenses):
Interest income (expense)	(73,894)	-
Valuation adjustment on fiber optic assets	(100,000)	-
Total other income (expenses)	(173,894)	-

Net loss applicable to
common shareholders	$ (606,506)	$ (12,935)

Net loss per share - basic and diluted	$ (0.02)	$ (0.00)

Weighted average shares outstanding – basic	25,571,134	6,906,333

Weighted average shares outstanding – diluted	35,415,902	19,150,004

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Statements of Stockholders’ Equity (Deficit)

	Series B		Series A Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, May 31, 2016	-	$ -	122,500	$123	6,900,004	$6,900	$370,356	$(458,214)	$(80,835)
Conversion of Preferred Stock	-	-	(3,300)	(4)	330,000	330	(326)	-	-

Net loss	-	-	-	-	-	-	-	(12,935)	(12,935)

Balance, May 31, 2017	-	-	119,200	1119	7,230,004	7,230	$ 370,030	(471,149)	(93,770)
Conversions of Preferred Stock	-	-	(66,273)	(66)	6,627,300	6,627	(6,571)	-	-
Issuance of Common Stock for Cash	-	-	-	-	71,429	71	99,929	-	100,000

Conversion of Accrued Interest for Common Stock	-	-	-	-	40,578	41	4,959	-	5,000

Issuance of Common Stock for Fiber Optic Assets	-	-	-	-	19,770,000	19,770	(19,770)	-	-
Retirement of Unallocated Common Stock	-	-	-	-	(25,004)	(25)	25	-	-

Net loss	-	-	-	-	-	-	-	(606,506)	(606,506)

Balance, May 31, 2018	-	$ -	52,927	$53	33,714,307	$34,214	$ 448,612	$(1,077,655)	$ (595,276)

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Statements of Cash Flows

	For the year ended May 31, 2018	For the year ended May 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (606,506)	$ (12,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation adjustment on fiber optic assets	100,000	-
Changes in operating assets and liabilities:
Deposits	(521)	-
Accounts payable	18,921	435
Accrued expenses	120,140	(7,500)
Net cash used in operating activities	(367,966)	(20,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances (repayments) of advances from shareholders	$ (8,477)	20,000
Cash paid for purchase of fiber optic assets	(100,000)	-
Net cash provided by (used in) investing activities	(108,477)	20,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for issuance of common stock	$ 100,000	$ -
Proceeds from short term convertible debt	404,115	-
Net cash provided by financing activities	504,115	-
NET INCREASE IN CASH	27,672	-
CASH - BEGINNING OF THE PERIOD	-	-
CASH - END OF THE PERIOD	$ 27,672	$ -

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2018

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company also has cash held in escrow in the amount of $12,385 at May 31, 2018. This money was held back in escrow by a convertible note holder to be disbursed for accounting and legal services relative to an S1 filing of the Company, should that occur.

Noncash financing activities include the conversion of $5,000 of accrued interest on a convertible note payable in exchange for issuance of 40,578 shares of the Company’s common stock during the year ended May 31, 2018.

Noncash financing activities include the conversion of accrued interest and other financing related costs on certain convertible notes payable into principal in the amount of $33,456 during the year-ended August 31, 2018.

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

The Company has not issued any options or similar securities since inception, however the Company has issued warrants to purchase common stock of the Company that are associated with the Company’s convertible notes payable. There were 208,000 Warrant Shares issued to Emunah Funding, LLC on 7/31/2017 and 204,800 Warrant Shares issued to Emunah Funding, LLC on 8/25/2017. These Warrant Shares may be exercised now at the discretion of the Note Holder.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2018

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

Long-lived Assets

The Company reviews the carrying value of property, plant, and equipment (including its fiber optic assets) for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

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

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2018

Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's current financial position and results of operations.

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2018, the Company has accumulated operating losses of $1,077,655 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

NOTE 4 – FIBER OPTIC ASSETS

On August 30, 2017, the Company entered into an Asset Purchase Agreement with Clinton L. Stokes, the Company’s current majority shareholder, Chief Executive Officer and Principal Executive Officer, whereby 19,770,000 unregistered restricted common shares of stock were approved for issuance by the Board of Directors, along with payment of $100,000, in exchange for fiber optic assets. The terms of this agreement were fulfilled on September 15, 2017 and the Company has not placed the fiber optic assets into service as of May 31, 2018. The fiber optic assets consisted of schematic diagrams of the VAD & OVD equipment, vendors and associated parts used in the manufacturing of equipment, proprietary computer programming, process control software, intellectual property associated with preform chemical composition, and future rights to patent development of the technologies.

During the quarter ended May 31, 2018, the Company determined that, based on uncertainty of the estimated future cash flows associated with the acquired fiber optic assets, the carrying amount of the fiber optic assets exceeds its fair value by $100,000; accordingly, an impairment loss of that amount was recognized and is included in net income. The Company still has plans to utilize the fiber optic assets once funding has been secured to implement the Company’s future business development plans.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2018

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

As of May 31, 2018 and May 31, 2017, there is no Series B Preferred Stock outstanding.

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

During the year ended May 31, 2018, there were numerous conversions of the Company’s Series A Preferred Stock in Common Stock. The total amount of conversions were 66,273 of Series A Preferred Stock that was converted into 6,627,300 shares of Common Stock. See additional Series A Preferred Stock conversions described below.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2018

During the year ended May 31, 2018, there were no issuances of Series A Preferred Stock.

As of May 31, 2018 and May 31, 2017, there were 52,927 and 119,200 shares of Series A Preferred Stock issued and outstanding, respectively.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C Preferred Stock, of which no shares are issued and outstanding as of May 31, 2018 and May 31, 2017, respectively. The designation of these shares have yet to be determined by the Board of Directors.

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 33,714,307 and 7,230,004 shares are issued and outstanding as of May 31, 2018 and May 31, 2017, respectively.

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

On August 30, 2017, a shareholder who owned 170 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 17,000 registered common shares.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2018

On September 1, 2017, a shareholder who owned 1,000 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 100,000 registered common shares.

On October 3, 2017, a shareholder who owned 1,500 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 150,000 registered common shares.

On October 5, 2017, a shareholder who owned 500 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 50,000 registered common shares.

On October 16, 2017, a shareholder who owned 1,000 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 100,000 registered common shares.

On October 23, 2017, a shareholder who owned 280 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 28,000 registered common shares.

On October 27, 2017, a shareholder who owned 5,000 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 500,000 registered common shares.

On October 31, 2017, a shareholder who owned 5,000 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 500,000 registered common shares.

On November 1, 2017, a shareholder who owned 5,000 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 500,000 registered common shares.

On November 7, 2017, a shareholder who owned 1,450 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 145,000 registered common shares.

On November 10, 2017, a shareholder who owned 655 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 65,500 registered common shares.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2018

On November 13, 2017, a shareholder who owned 10,000 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 1,000,000 registered common shares.

On November 13, 2017, a shareholder who owned 5,500 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 550,000 registered common shares.

On November 14, 2017, a shareholder who owned 50 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 5,000 registered common shares.

On November 27, 2017, a shareholder who owned 480 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 48,000 registered common shares.

On November 29, 2017, a shareholder who owned 8 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 800 registered common shares.

On December 6, 2017, a shareholder who owned 200 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 20,000 registered common shares.

On December 6, 2017, a shareholder who owned 700 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 70,000 registered common shares.

On December 19, 2017, a shareholder who owned 2,980 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 298,000 registered common shares.

On January 17, 2018, a shareholder who owned 9,500 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 950,000 registered common shares.

On March 6, 2018, a shareholder who owned 5,500 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 550,000 registered common shares.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2018

On April 6, 2018, a shareholder who owned 900 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 90,000 registered common shares.

On April 26, 2018, a shareholder who owned 8,000 registered shares of the Series A Preferred Stock, exercised the conversion feature of the Preferred Stock and they converted their shares into common stock and received 800,000 registered common shares.

NOTE 6 - RELATED PARTY TRANSACTIONS

Advances

During the year ended May 31, 2018, the Principal Financial Officer of the Company advanced $67,793 to the Company for operating expenses. Total outstanding advances from the Company’s Principal Financial Officer amounted to $0 at May 31, 2018 and 2017, respectively. During the year ended May 31, 2018, the Company’s current majority shareholder, Chief Executive Officer and Principal Executive Officer advanced $9,723 to the Company for operating expenses. Total outstanding advances from the Company’s current majority shareholder and Principal Executive Officer amounted to $1,523 and $0 at May 31, 2018 and 2017, respectively. Total advances from two of the Company’s former Director and Principal Executive officers amounted to $50,500 and 60,500 at May 31, 2018 and 2017, respectively. These advances are payable on demand and bears no interest. The total balances owed to related parties at May 31, 2018 and 2017 was $52,023 and $60,500, respectively.

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

Fiber Optic Asset Purchase

On August 30, 2017, the Company entered into an Asset Purchase Agreement with Clinton L. Stokes, the Company’s current majority shareholder, Chief Executive Officer and Principal Executive Officer, whereby 19,770,000 unregistered restricted common shares of stock were approved for issuance by the Board of Directors, along with payment of $100,000, in exchange for fiber optic assets. The terms of this agreement were fulfilled on September 15, 2017 and the Company has not placed the fiber optic assets into service as of May 31, 2018. See Note 4.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2018

NOTE 7 - NOTE PAYABLE

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

In the event of default, the outstanding amount due on the note will be adjusted to the mandatory default amount which is the sum of (a) the greater of (i) the outstanding principal amount of this Note divided by the Conversion Price on the date the Mandatory Default Amount is either (A) demanded (if demand or notice is required to create an Event of Default), (B) otherwise due, or (C) paid in full, whichever is lowest, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded, (y) due, or (z) paid in full, whichever is highest, or (ii) 120% of the outstanding principal amount of this Note plus (b) all other amounts, costs, expenses and liquidated damages due in respect of this note. Also as a result of default, interest on this note shall accrue at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law.

During the year ended May 31, 2018, the Company was in default with the convertible note agreement and certain adjustments have been recorded by the Company to factor in the default remedies. The adjustment included an increase in interest to 24% per annum as well as an increase in the total principal amount due by $14,040. The total amount due under the convertible promissory note at May 31, 2018 was $84,240.

On May 22, 2018, the convertible note agreement holder converted $5,000 of interest that had accrued on the convertible note into 40,578 shares of the Company’s common stock.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2018

Subsequent to May 31, 2018, on July 5, 2018, the convertible note agreement holder converted $28,300 of principal and $11,337 of accrued interest into 499,838 shares of the Company’s common stock. See Note 9.

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

In the event of default, the outstanding amount due on the note will be adjusted to the mandatory default amount which is the sum of (a) the greater of (i) the outstanding principal amount of this Note divided by the Conversion Price on the date the Mandatory Default Amount is either (A) demanded (if demand or notice is required to create an Event of Default), (B) otherwise due, or (C) paid in full, whichever is lowest, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded, (y) due, or (z) paid in full, whichever is highest, or (ii) 120% of the outstanding principal amount of this Note plus (b) all other amounts, costs, expenses and liquidated damages due in respect of this note. Also as a result of default, interest on this note shall accrue at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law.

During the year ended May 31, 2018, the Company was in default with the convertible note agreement and certain adjustments have been recorded by the Company to factor in the default remedies. The adjustment included an increase in interest to 24% per annum as well as an increase in the total principal amount due by $13,824. The total amount due under the convertible promissory note at May 31, 2018 was $82,944.

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2018

On March 12, 2018 the Company entered into a convertible note agreement in which the Company received $103,000 of proceeds and the Company is required to make a balloon payment of principal and accrued interest of $115,360 on the maturity date of March 12, 2019. This note accumulates interest at a rate of 12% from the original issue date through the maturity date or in the event of default the note will accumulate interest at a rate of 22%. From time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of the payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, as such common stock exists on the issue Date, or any shares of capital stock or other securities of the borrower into which such Common stock shall hereafter be changed or reclassified at the conversion price determined as provided. The Conversion Price shall equal the Variable Conversion Price (subject to equitable adjustments by the Borrower relating to the Borrower’s securities). The Variable Conversion Price shall mean 61% multiplied by the Market Price, representing a 39% discount rate. Market Price means the lowest Trading Price for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Trading Price means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”). The Borrower is required at all times to have authorized and reserved eight times the number of shares that would be issuable upon full conversion of the Note in effect from time to time, initially 2,214,458 (the “Reserved Amount”).

Subsequent to the year ended May 31, 2018, the Company was in default with the convertible note agreement. The total amount due under the convertible promissory note at May 31, 2018 was $103,000.

On April 27, 2018 the Company entered into a convertible note agreement in which the Company received $68,000 of proceeds and the Company is required to make a balloon payment of principal and accrued interest of $76,160 on the maturity date of April 27, 2019. This note accumulates interest at a rate of 12% from the original issue date through the maturity date or in the event of default the note will accumulate interest at a rate of 22%. From time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of the payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, as such common stock exists on the issue Date, or any shares of capital stock or other securities of the borrower into which such Common stock shall hereafter be changed or reclassified at the conversion price determined as provided. The Conversion Price shall equal the Variable Conversion Price (subject to equitable adjustments by the Borrower relating to the Borrower’s securities). The Variable Conversion Price shall mean 61% multiplied by the Market Price, representing a 39% discount rate. Market Price means the lowest Trading Price for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Trading Price means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”). The Borrower is required at all times to have authorized and reserved eight times the number of shares that would be issuable upon full conversion of the Note in effect from time to time, initially 1,350,820 (the “Reserved Amount”).

AMERITEK VENTURES

Notes to the Financial Statements

May 31, 2018

Subsequent to the year ended May 31, 2018, the Company was in default with the convertible note agreement. The total amount due under the convertible promissory note at May 31, 2018 was $68,000.

On May 10, 2018 the Company entered into a convertible note agreement in which the Company received $160,000 of proceeds and the Company is required to make a balloon payment of principal and accrued interest of $181,500 on the maturity date of May 10, 2019. This note accumulates interest at a rate of 10% from the original issue date through the maturity date. The Holder of this Note is entitled, at its option, at any time after 6 months and full cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the company’s common stock at a Conversion Price for each share of Common Stock equal to 57% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company. The Company shall reserve 1,536,000 shares of its Common Stock for conversions under this Note, (the “Share Reserve”). This note was secured by the pledge of the $165,000 10% convertible promissory note issued to the Company by the lender. The Company may exchange this collateral for other collateral with an appraised value of at least $160,000, by providing 3 days prior written notice to the lender.

The total amount due under the convertible promissory note at May 31, 2018 was $165,000.

NOTE 8 – INCOME TAXES

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

As of May 31, 2018 and May 31, 2017, the Company did not have any eligible net operating loss carry forwards as the Company has not filed the appropriate federal and state income tax returns so any accumulated net operating losses could be subject to the respective tax agency disallowance. Any actual net operating losses would be limited by a valuation allowance, as their realization, as determined by management, is determined to be not likely to occur and accordingly, the Company would have recorded a valuation allowance for the deferred tax asset relating to the tax potential net operating loss carry-forwards. Additionally, actual net operating losses carry-forwards and the related deferred tax assets would also be limited due to the various changes in control that has occurred during prior reporting periods.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

Subsequent to May 31, 2018, on July 5, 2018, one of the holders of the Company’s convertible promissory notes converted $28,300 of principal and $11,337 of accrued interest into 499,838 shares of the Company’s common stock.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2018, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2018. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting were not effective as of May 31, 2018.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended May 31, 2018. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"), Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of May 31, 2018, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Name	Age	Positions and Offices Held

Clinton L. Stokes III	44	President, Chief Executive Officer and Chairman

Appointed: June 19, 2017

Kenneth P. Mayeaux	68	Vice President of Operations, Secretary and Treasurer

Appointed: July 10, 2017

Jamie Mayeaux	59	Director, Controller

Appointed: March 12, 2018

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

Jamie Mayeaux, Director, Controller

Jamie Mayeaux, age 59, holds a Bachelor of Arts from the University of South Florida in accounting and finance. Throughout her business career, Jamie has owned and managed several successful privately held businesses, including real estate brokerages, an equipment leasing company, a multi-specialty health clinic and a financial consulting business. Jamie is adept at identifying and structuring complex domestic and international financial transactions and sourcing and creating investment opportunities using her extensive financial resources.

Jamie has come to Ameritek Ventures as its Controller, utilizing her financial and management abilities to oversee all administrative functions of the Company. She has the ability to develop intricate financial forecasts, evaluate new opportunities, prioritize company expenditures and develop solid relationships with vendors and external financial service providers. She is adept in keeping management abreast of the financial health of the company and keeping all regulatory reporting current.

(b) Involvement in Certain Legal Proceedings.

Our director, executive officer and control person has not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

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

Board of Directors

Our board of directors currently consists of three members. Our directors serve one-year terms.

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

Item 11. Executive Compensation.

Compensation

The following table sets forth summary executive compensation information for the fiscal years ended May 31, 2018 and May 31, 2017.

Summary Compensation Table

		Fiscal Year	Salary	Bonus	Awards	Compen- sation	Total
Name	Principal Position	Ending May 31	($)	($)	($)	($)	($)

Clinton L. Stokes III	CEO/Director	2018	0	0	0	0	0
Appointed: 6/19/2017		2017	0	0	0	0	0

Kenneth P. Mayeaux	V.P., Sec.,	2018	0	0	0	0	0
Appointed: 7/10/2017	Trea., Dir.	2017	0	0	0	0	0

Jamie Mayeaux	Controller,	2018	0	0	0	0	0
Appointed: 3/12/2018	Director	2017	0	0	0	0	0

Hal B. Heyer, M.D.	Former CEO/	2018	0	0	0	0	0
Appointed: 1/27/2014	Director	2017	0	0	0	0	0

Frank William Rycraft, Jr.	Former CEO/	2018	0	0	0	0	0
Appointed: 3/21/2017	Director	2017	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officers named in the Summary Compensation Table.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through the fiscal year end May 31, 2018.

Outstanding Equity Awards

We did not have any outstanding equity awards to the executive officers or directors from inception through fiscal year end May 31, 2018.

Option Exercises

There were no options exercised by our executive officers or directors from inception through fiscal year end May 31, 2018.

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

Director Compensation

We did not pay our directors any compensation during fiscal years ended May 31, 2018 or May 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 13, 2018 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 13, 2018 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Ameritek Ventures' common stock.

The following table sets forth certain information regarding the beneficial ownership of all shares of the Company’s common stock owned on the Record Date for (i) each person who owns beneficially more than five percent of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all directors and officers in a group:

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS BEFORE CONVERSION(1)	PERCENT OF CLASS AFTER CONVERSION(2)
Common Stock	Clinton L. Stokes (3)	19,770,000	57.78%	50.04%

Common Stock	Mark Cole (4)	5,100,000	14.90%	12.91%

Ownership upon conversion of Shareholders'
preferred stock

Common Stock	Lion Den, LLC (5)	2,450,000	0.0%	6.20%
Preferred Stock	Lion Den, LLC (5)(7)	24,500	46.07%	0.0%

Common Stock	Legal Beagle Services (6)	2,005,000	0.0%	5.08%
Preferred Stock	Legal Beagle Services(6)(7)	20,050	37.70%	0.0%

DIRECTORS AND OFFICERS AS A GROUP
	(1 person)	19,770,000	73.03%	50.04%

(1)   Percent of Class based on 34,214,145 shares before conversion of registered preferred stock.

(2)   Percent of Class based on 39,506,845 shares after conversion of the 52,927 shares of registered preferred stock.

(3)  Clinton L. Stokes, 1980 Festival Plaza Dr., Suite 530, Las Vegas, NV 89135, is the beneficial owner of these shares.

(4)  Mark Cole, 9788 Gilespie St., Unit 400, Las Vegas, NV 89113, is the beneficial owner of these shares.

(5) Lion Den, LLC, 18375 Ventura Blvd., #281, Tarzana, CA 91356. Constantina Frial is the beneficial owner who exercised the sole voting and dispositive powers with respect to the shares owned and has the ultimate voting control over the shares held by this entity.

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

Item 14. Principal Accountant Fees and Services.

Somerset CPAs, P.C. served as our principal independent public accountant for reporting fiscal years ending May 31, 2018 and May 31, 2017. The following table shows the fees that we paid or accrued for the audit and other services provided by Somerset CPAs, P.C.

	For the Year Ended May 31,	For the Year Ended May 31,
	2018	2017
Audit Fees – Somerset CPAs, P.C.	$17,500	$17,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,500	$17,500

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our three directors pre-approve all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending May 31, 2018, all fees paid to Somerset CPAs, P.C. were unanimously pre-approved in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 – Exhibits

The following exhibits are filed as part of this registration statement:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	09/19/2011
3.2	Bylaws, as currently in effect		S-1		3.2	09/19/2011
3.3	Certificate of Amendment	X

10.1	Promissory Note between Ameritek Ventures and Dan Berger dated May 23, 2011		S-1	Aug. 31, 2011	10.1	11/08/2011
10.2	Addendum to Promissory Note for Callable and Convertible Preferred Shares Secured by Ownership Rights in Tooling Mold dated April 13, 2012		S-1	Feb. 29, 2012	10.2	04/26/2012
10.3	Asset Purchase Agreement		8-K	Aug. 30, 2017	10.3	09/06/2017
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Ameritek Ventures Registrant

Date: October 10, 2018	/s/ Clinton L. Stokes III
Name: Clinton L. Stokes III
Title: Chief Executive Officer Principal Executive Officer

Date: October 10, 2018	/s/ Kenneth P. Mayeaux
Name: Kenneth P. Mayeaux
Title: Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Clinton L. Stokes III (Clinton L. Stokes III)	Chief Executive Officer Principal Executive Officer	October 10, 2018

/s/ Kenneth P. Mayeaux (Kenneth P. Mayeaux)	Corporate Secretary and Chief Accounting Officer	October 10, 2018