Form 10-Q
period 2018-08-31
AMERITEK VENTURES
filed 2018-10-22
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

There were 34,214,145 shares of Common Stock issued and outstanding as of October 22, 2018.

Table of Contents

AMERITEK VENTURES

Index to Form 10-Q

For the Quarterly Period Ended August 31, 2018

AMERITEK VENTURES

Unaudited Interim Condensed Balance Sheets

	August 31, 2018	May 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ 27,672
Cash held in escrow	12,385	12,385
Deposits	521	521
Total current assets	12,906	40,578
Long-term assets:
Fiber optic assets	-	-
Total long-term assets	-	-
TOTAL ASSETS	$ 12,906	$ 40,578

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 100,021	$ 52,191
Convertible notes payable	474,884	503,184
Accrued interest	56,352	28,456
Due to related party	42,323	52,023
Total current liabilities	673,580	635,854

Stockholders' deficit:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
8/31/2018 and 5/31/2018, respectively
Convertible preferred stock Series A, $0.001 par	53	53
value, 5,000,000 shares authorized, 52,927
and 52,927 issued and outstanding as of
8/31/2018 and 5/31/2018, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
8/31/2018 and 5/31/2018, respectively
Common stock, $0.001 par value, 185,000,000 shares	34,214	33,714
authorized, 34,214,145 and 33,714,307 issued and
outstanding as of 8/31/2018 and 5/31/2018,
Respectively
Additional paid-in capital	487,749	448,612
Accumulated deficit	(1,182,690)	(1,077,655)
Total stockholders' deficit	(660,674)	(595,276)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 12,906	$ 40,578

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Unaudited Interim Condensed Statement of Operations

	For the three months ended August 31, 2018	For the three months ended August 31, 2017
Revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Expenses:
General & administrative expenses	65,802	85,191
Total expenses	65,802	85,191

Operating loss	$ (65,802)	$ (85,191)

Other Income (Expenses):
Interest income (expense)	(39,233)	(974)
Total other income (expenses)	(39,233)	(974)

Net loss applicable to
common shareholders	$ (105,035)	$ (86,165)

Net loss per share - basic and diluted	$ (0.00)	$ (0.01)

Weighted average shares outstanding - basic	34,023,989	7,230,004

Weighted average shares outstanding - diluted	46,044,285	19,746,280

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Unaudited Interim Condensed Statements of Cash Flows

	For the three months ended August 31, 2018	For the three months ended August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (105,035)	$ (86,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deposits	-	(521)
Accounts payable	47,830	(8,270)
Accrued expenses	39,233	(4,026)
Net cash used in operating activities	(17,972)	(98,982)
CASH FLOWS FROM INVESTING ACTIVITIES
Shareholder advances (repayments)	$ (9,700)	200
Net cash provided by (used in)investing activities	(9,700)	200
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for issuance of common stock	$ -	$ 100,000
Proceeds from convertible debt	-	129,000
Net cash provided by financing activities	-	229,000
NET INCREASE (DECREASE) IN CASH	(27,672)	130,218
CASH - BEGINNING OF THE PERIOD	27,672	-
CASH - END OF THE PERIOD	$ -	$ 130,218

Supplemental Cash Disclosures
Accrued interest converted to common stock	$11,337	$0
Note payable converted to common stock	$28,300	$0

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2018

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2018 audited financial statements. The results of operations for the period ended August 31, 2018 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 31, 2018, the Company has accumulated operating losses of $1,182,690 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2018

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

As of August 31, 2018, there is no Series B Preferred Stock outstanding.

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

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2018

During the three months ended August 31, 2018, there were no issuances of Series A Preferred Stock.

As of August 31, 2018, there were 52,927 shares of Series A Preferred Stock issued and outstanding.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C Preferred Stock, of which no shares are issued and outstanding as of August 31, 2018. The designation of these shares has yet to be determined by the Board of Directors.

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 34,214,145 shares are issued and outstanding as of August 31, 2018.

On July 5, 2018, one of the holders of the Company’s convertible promissory notes converted $28,300 of principal and $11,337 of accrued interest into 499,838 shares of the Company’s common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

Advances

As needed, the Company has received numerous advances from the Company’s current majority shareholder, Chief Executive Officer, Principal Executive Officer as well as previous advances from two of the Company’s former Director and Principal Executive officers. The advances as of May 31, 2018 was $52,023. During the quarter ended August 31, 2018, the Company repaid $9,700 of such advances. These advances are payable on demand and bears no interest. The total balance owed to related parties at August 31, 2018 was $42,323.

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

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2018

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

During the year ended May 31, 2018, the Company was in default with the convertible note agreement and certain adjustments have been recorded by the Company to factor in the default remedies. The adjustment included an increase in interest to 24% per annum as well as an increase in the total principal amount due by $14,040. The total amount of principal due under the convertible promissory note at August 31, 2018 and May 31, 2018 was $55,940 and 84,240, respectively.

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

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2018

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

During the year ended May 31, 2018, the Company was in default with the convertible note agreement and certain adjustments have been recorded by the Company to factor in the default remedies. The adjustment included an increase in interest to 24% per annum as well as an increase in the total principal amount due by $13,824. The total amount of principal due under the convertible promissory note at August 31, 2018 and May 31, 2018 was $82,944, respectively.

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

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2018

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

During the quarter ended August 31, 2018, the Company was in default with the convertible note agreement. The total amount of principal due under the convertible promissory note at August 31, 2018 and May 31, 2018 was $103,000, respectively.

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

During the quarter ended August 31, 2018, the Company was in default with the convertible note agreement. The total amount of principal due under the convertible promissory note at August 31, 2018 and May 31, 2018 was $68,000, respectively.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

August 31, 2018

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

The total amount of principal due under the convertible promissory note at August 31, 2018 and May 31, 2018 was $165,000, respectively.

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

As of August 31, 2018, the Company did not have any eligible net operating loss carry forwards as the Company has not filed the appropriate federal and state income tax returns so any accumulated net operating losses could be subject to the respective tax agency disallowance. Any actual net operating losses would be limited by a valuation allowance, as their realization, as determined by management, is determined to be not likely to occur and accordingly, the Company would have recorded a valuation allowance for the deferred tax asset relating to the tax potential net operating loss carry-forwards. Additionally, actual net operating losses carry-forwards and the related deferred tax assets would also be limited due to the various changes in control that has occurred during prior reporting periods.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended May 31, 2018.

Business of the Issuer

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

Properties

The Company's corporate headquarters are located at: 1980 Festival Plaza Drive, Suite 530, Las Vegas, Nevada 89135. The Company does not own any real property, however rents warehouse space for its production facility in Roanoke, Virginia at a cost of $2,812.50 per month. This lease had a one year term, and will thereafter renews month to month.

RESULTS OF OPERATIONS

For the three month periods ending August 31, 2018, the Company recognized no revenues.

For the three month period ending August 31, 2018, the Company incurred total operating losses of $65,802. This compares to the same period ending August 31, 2017 where the Company incurred total operating losses of $85,191, which consisted of professional fees. The net loss applicable to common shareholders was $105,035 for the three months ending August 31, 2018 or $(0.00) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $86,165 or $(0.01) per common share for the same period last year.

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

Liquidity and Capital Resources

As of August 31, 2018, Ameritek Ventures had $0 in cash and cash equivalents, $12,385 of cash held in escrow and total current assets of $12,906. As of August 31, 2018, Ameritek Ventures had total current liabilities of $673,580.

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

Management, with the participation of the Chief Executive Officer,Chief Accounting Officer, and Company Controller, who are all members of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Board of Directors concluded that, as of August 31, 2018, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2018. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of August 31, 2018.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending August 31, 2018, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended August 31, 2018. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, COSO released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework’s ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of August 31, 2018, the Company has transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2018 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

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

Ameritek Ventures Registrant

Date: October 22, 2018	/s/ Clinton L. Stokes III
Name: Clinton L. Stokes III
Title: Chief Executive Officer Principal Executive Officer

Date: October 22, 2018	/s/ Kenneth P. Mayeaux
Name: Kenneth P. Mayeaux
Title: Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Clinton L. Stokes III (Clinton L. Stokes III)	Chief Executive Officer Principal Executive Officer	October 22, 2018

/s/ Kenneth P. Mayeaux (Kenneth P. Mayeaux)	Corporate Secretary and Chief Accounting Officer	October 22, 2018