Form 10-Q
period 2018-11-30
AMERITEK VENTURES
filed 2019-01-25
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

There were 39,381,691 shares of Common Stock issued and outstanding as of January 25, 2019.

Table of Contents

AMERITEK VENTURES

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2018

AMERITEK VENTURES

Unaudited Interim Condensed Balance Sheets

	November 30, 2018	May 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ 27,672
Cash held in escrow	12,385	12,385
Deposits	521	521
Total current assets	12,906	40,578
Long-term assets:
Fiber optic assets	-	-
Total long-term assets	-	-
TOTAL ASSETS	$ 12,906	$ 40,578
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 110,413	$ 52,191
Convertible notes payable	552,384	503,184
Accrued interest	73,352	28,456
Due to related party	69,633	52,023
Total current liabilities	805,782	635,854

Stockholders' deficit:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
11/30/2018 and 5/31/2018, respectively
Convertible preferred stock Series A, $0.001 par	52	53
value, 5,000,000 shares authorized, 51,627
and 52,927 issued and outstanding as of
11/30/2018 and 5/31/2018, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
11/30/2018 and 5/31/2018, respectively
Common stock, $0.001 par value, 185,000,000 shares	35,000	33,714
authorized, 34,999,883 and 33,714,307 issued and
outstanding as of 11/30/2018 and 5/31/2018,
Respectively
Additional paid-in capital	494,964	448,612
Accumulated deficit	(1,322,892)	(1,077,655)
Total stockholders' deficit	(792,876)	(595,276)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 12,906	$ 40,578

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Unaudited Interim Condensed Statements of Operations

	For the three months ended November 30, 2018	For the three months ended November 30, 2017	For the six months ended November 30, 2018	For the six months ended November 30, 2017
Revenue	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Expenses:
General & administrative expenses	37,702	37,175	103,504	122,366
Total expenses	37,702	37,175	103,504	122,366

Operating loss	$ (37,702)	$ (37,175)	$ (103,504)	$ (122,366)

Other Income (Expenses):
Interest income (expense)	(102,500)	(2,644)	(141,733)	(3,618)
Total other income (expenses)	(102,500)	(2,644)	(141,733)	(3,618)

Net loss applicable to
common shareholders	$ (140,202)	$ (39,819)	$ (245,237)	$ (125,984)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding – basic	34,688,158	23,970,703	34,351,669	15,508,371

Weighted average shares outstanding - diluted	46,044,285	37,823,703	46,044,285	28,588,767

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Statements of Stockholders’ Equity (Deficit)

	Series B		Series A Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, May 31, 2018	-	-	52,927	153	33,714,307	733,714	448,612	(1.077,655)	(595,276)

Conversion of Accrued Interest and Convertible Debt for Common Stock	-	-	-	-	499,838	500	39,137	-	39,637
Conversion of Accrued Interest and Convertible Debt for Common Stock	-	-	-	-	655,738	656	7,344	-	8,000
Conversion of Series A Preferred Stock to Common Stock	-	-	(1,300)	(1)	130,000	130	(129)	-	-
Net loss	-	-	-	-	-	-	-	(245,237)	(245,237)
Balance, November 30, 2018	-	$ -	51,627	$52	34,999,883	$35,000	$ 494,964	$(1,322,892)	$ (792,876)

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Unaudited Interim Condensed Statements of Cash Flows

	For the six months ended November 30, 2018	For the six months ended November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (245,237)	$ (125,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deposits	-	(521)
Accounts payable	58,222	5,816
Accrued expenses	141,733	(6,382)
Net cash used in operating activities	(45,282)	(127,071)
CASH FLOWS FROM INVESTING ACTIVITIES
Shareholder advances	$ 17,610	10,623
Cash paid for purchase of fiber optic assets	-	(100,000)
Net cash provided by (used in)investing activities	17,610	(89,377)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for issuance of common stock	$ -	$ 100,000
Proceeds from convertible debt	-	129,000
Net cash provided by financing activities	-	229,000
NET INCREASE (DECREASE) IN CASH	(27,672)	12,552
CASH - BEGINNING OF THE PERIOD	40,057	-
CASH - END OF THE PERIOD	$ 12,385	$ 12,552

Supplemental Cash Disclosures
Accrued interest converted to common stock	$ 11,337	$ -
Note payable converted to common stock	$ 36,300	$ -

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2018

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2018 audited financial statements. The results of operations for the period ended November 30, 2018 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2018, the Company has accumulated operating losses of $1,322,892 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

November 30, 2018

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

As of November 30, 2018, there is no Series B Preferred Stock outstanding.

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

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2018

During the six-month period ended November 30, 2018, there were no issuances of Series A Preferred Stock.

As of November 30, 2018, there were 51,627 shares of Series A Preferred Stock issued and outstanding.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C Preferred Stock, of which no shares are issued and outstanding as of November 30, 2018. The designation of these shares has yet to be determined by the Board of Directors.

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 34,999,883 shares are issued and outstanding as of November 30, 2018.

On July 5, 2018, one of the holders of the Company’s convertible promissory notes converted $28,300 of principal and $11,337 of accrued interest into 499,838 shares of the Company’s common stock.

On September 10, 2018, one of the holders of the Company’s Series A preferred stock converted 1,300 preferred shares to 130,000 shares of common stock.

On October 12, 2018, one of the holders of the Company’s convertible promissory notes converted $8,000 of principal into 655,738 shares of the Company’s common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

Advances

As needed, the Company has received numerous advances from the Company’s current majority shareholder, Chief Executive Officer, Principal Executive Officer as well as previous advances from two of the Company’s former Director and Principal Executive officers. The advances as of May 31, 2018 was $52,023. During the six-month period ended November 30, 2018, the Company repaid $9,700 of such advances as well as received $27,310 of such advances. These advances are payable on demand and bears no interest. The total balance owed to related parties at November 30, 2018 was $69,633.

NOTE 6 - NOTE PAYABLE

On July 31, 2017, the Company entered into a convertible note agreement in which the Company received $65,000 of proceeds and the Company is required to make a balloon payment of principal and accrued interest of $70,200 on the maturity date of April 31, 2018. This note accumulates interest at a rate of 8% from the original issue date through the maturity date. At any time while there is an outstanding balance, the note may be converted at a conversion price for the principal and interest in connection with voluntary conversions by the holder shall be 75% multiplied by the market price, representing a discount rate of 25%. The note also provides for warrants of up to 208,000 shares of common stock which may be exercised any time from the issuance date of July 31, 2017 (initial exercise date) until July 31, 2022

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2018

(termination date). The exercise price of this warrant is $1.35. Further, if at any time after the initial exercise date, there is no effective registration statement registering the warrant shares, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant may be exercised at the holder’s election, in whole or in part, at such times by means of a cashless exercise in which the holder shall be entitled to receive a number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where (A) equals the VWAP on the trading day immediately preceding the date on which the holder elects to exercise the warrant; (B) equals the exerci5se price of the warrant; and (X) equals the number of warrant shares that would be issuable upon exercise of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise. Regardless, on the termination date if there is no effective Registration Statement registering the warrant shares, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant shall be automatically exercised via cashless exercise. Failure of the Company to issue shares in a timely manner will result in a late issuance penalty of $10 per trading day, increasing to $20 per trading day after the fifth trading day, for each $1,000 of exercise price of the warrant shares.

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

During the year ended May 31, 2018, the Company was in default with the convertible note agreement and certain adjustments have been recorded by the Company to factor in the default remedies. The adjustment included an increase in interest to 24% per annum as well as an increase in the total principal amount due by $14,040. The total amount of principal due under the convertible promissory note at November 30, 2018 and May 31, 2018 was $55,940 and 84,240, respectively.

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

November 30, 2018

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

During the year ended May 31, 2018, the Company was in default with the convertible note agreement and certain adjustments have been recorded by the Company to factor in the default remedies. The adjustment included an increase in interest to 24% per annum as well as an increase in the total principal amount due by $13,824. The total amount of principal due under the convertible promissory note at November 30, 2018 and May 31, 2018 was $82,944, respectively.

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

November 30, 2018

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

On October 12, 2018, the convertible note agreement holder converted $8,000 of principal into 655,738 shares of the Company’s common stock.

During the quarter ended November 30, 2018, the Company was in default with the convertible note agreement and certain adjustments have been recorded by the Company to factor in the default remedies. The adjustment included an increase in interest to 22% per annum as well as an increase in the total principal amount due by $51,500. The total amount of principal due under the convertible promissory note at November 30, 2018 and May 31, 2018 was $146,500 and $103,000, respectively.

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

During the quarter ended November 30, 2018, the Company was in default with the convertible note agreement. The adjustment included an increase in interest to 22% per annum as well as an increase in the total principal amount due by $34,000. The total amount of principal due under the convertible promissory note at November 30, 2018 and May 31, 2018 was $102,000 and $68,000, respectively.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

November 30, 2018

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

The total amount of principal due under the convertible promissory note at November 30, 2018 and May 31, 2018 was $165,000, respectively.

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

As of November 30, 2018, the Company did not have any eligible net operating loss carry forwards as the Company has not filed the appropriate federal and state income tax returns so any accumulated net operating losses could be subject to the respective tax agency disallowance. Any actual net operating losses would be limited by a valuation allowance, as their realization, as determined by management, is determined to be not likely to occur and accordingly, the Company would have recorded a valuation allowance for the deferred tax asset relating to the tax potential net operating loss carry-forwards. Additionally, actual net operating losses carry-forwards and the related deferred tax assets would also be limited due to the various changes in control that has occurred during prior reporting periods.

NOTE 9 - SUBSEQUENT EVENTS

On December 4, 2018, one of the holders of the Company’s convertible promissory notes converted $13,000 of principal and $741 of accrued interest into 964,268 shares of the Company’s common stock.

On January 14, 2019, one of the holders of the Company’s convertible promissory notes converted $7,000 of principal and $7,099 of accrued interest into 1,712,085 shares of the Company’s common stock.

On January 14, 2019, one of the holders of the Company’s convertible promissory notes converted $12,000 of principal into 1,705,455 shares of the Company’s common stock.

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

In August 2017, the Company completed its move into a new production and design facility in Roanoke, Virginia. On August 30, 2017, the Company acquired fiber optic assets from its largest shareholder and director. In this facility the Company will be finalizing design work for its first 5 million km/year VAD/OVD (Vapor Axial Deposition/Outside Vapor Deposition) optical fiber preform production line, slated for assembly, testing and production in 2020. This process makes optical fiber preforms that are the mainstay for fiber optic cable that is used in the telecommunications industry to transmit large amounts of data to and from communication towers for the internet, cable television and telephone industries. This new VAD/OVD production line represents the first phase of a planned 20 million km/year preform manufacturing facility. Ameritek Ventures’ brand-new design and technology hub will help execute the

Company's sustained growth and emergence strategy as a provider of high-quality optical fiber preforms for the rapidly expanding Fiber Optic Cable worldwide market that in the past has been dominated by firms like Corning Incorporated, Shin-Etsu Chemical Co. Ltd., Prysmian SpA, Jiangsu Fasten Co. Ltd and Fujikura Ltd.

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

Patents, Trademarks Licenses and Other Intellectual Property

On August 30, 2017, the Company acquired fiber optic assets, in the form of intellectual property from its largest shareholder and director. These assets consist of proven designs that in the future may be used to fabricate and assemble machines incorporating knowledge from the manufacture of completed equipment for a new PCVD (Plasma Chemical Vapor Deposition) technology that is used in the manufacturing of specialty optical fiber preforms, which is the basis for specialized optical fiber production to satisfy a variety of fiber optic cable applications. Prior to building any PCVD machines, the Company will be using this intellectual property in finalizing design work for its first 5 million km/year VAD/OVD (Vapor Axial Deposition/Outside Vapor Deposition) optical fiber preform production line, slated for assembly, testing and production in 2020. This process makes optical fiber preforms that are the mainstay for fiber optic cable that is used in the telecommunications industry to transmit large amounts of data to and from communication towers for the Internet, cable television and telephone industries. This new VAD/OVD production line represents the first phase of a planned 20 million km/year preform manufacturing facility. Ameritek Ventures’ brand-new design and technology hub will help execute the Company's sustained growth and emergence strategy as a provider of high-quality optical fiber preforms for the rapidly expanding Fiber Optic Cable worldwide market.

Properties

The Company's corporate headquarters are located at: 1980 Festival Plaza Drive, Suite 530, Las Vegas, Nevada 89135. The Company does not own any real property, however rents warehouse space for its production facility in Roanoke, Virginia at a cost of $2,812.50 per month. This lease had a one year term, and will thereafter renews month to month.

RESULTS OF OPERATIONS

For the three and six month periods ending November 30, 2018, the Company recognized no revenues.

For the three month period ending November 30, 2018, the Company incurred total operating losses of $37,702. This compares to the same period ending November 30, 2017 where the Company incurred total operating losses of $37,175. The net loss applicable to common shareholders was $140,202 for the three months ending November 30, 2018 or $(0.00) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $39,819 or $(0.00) per common share for the same period last year.

For the six month period ending November 30, 2018, the Company incurred total operating losses of $103,504. This compares to the same period ending November 30, 2017 where the Company incurred total operating losses of $122,366. The net loss applicable to common shareholders was $245,237 for the six months ending November 30, 2018 or $(0.01) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $125,984 or $(0.01) per common share for the same period last year.

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

Liquidity and Capital Resources

As of November 30, 2018, Ameritek Ventures had $0 in cash and cash equivalents, $12,385 of cash held in escrow and deposits of $521 for total current assets of $12,906. As of November 30, 2018, Ameritek Ventures had total current liabilities of $805,782.

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

Management, with the participation of the Chief Executive Officer, Chief Accounting Officer, and Company Controller, who are all members of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Board of Directors concluded that, as of November 30, 2018, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2018. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of November 30, 2018.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending November 30, 2018, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended November 30, 2018. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, COSO released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework’s ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of November 30, 2018, the Company has transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Ameritek Ventures Registrant

Date: January 25, 2019	/s/ Clinton L. Stokes III
Name: Clinton L. Stokes III
Title: Chief Executive Officer Principal Executive Officer

Date: January 25, 2019	/s/ Kenneth P. Mayeaux
Name: Kenneth P. Mayeaux
Title: Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Clinton L. Stokes III (Clinton L. Stokes III)	Chief Executive Officer Principal Executive Officer	January 25, 2019

/s/ Kenneth P. Mayeaux (Kenneth P. Mayeaux)	Corporate Secretary and Chief Accounting Officer	January 25, 2019