Form 10-Q
period 2019-02-28
AMERITEK VENTURES
filed 2019-05-14
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes □ No 🗹

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes □ No 🗹

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 🗹 No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes □ No 🗹

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 🗹

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer	□
Non-accelerated filer □	Smaller Reporting Company	🗹
(Do not check if a smaller reporting company) Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No 🗹

There were 89,744,426 shares of Common Stock issued and outstanding as of May 14, 2019.

Table of Contents

AMERITEK VENTURES

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2019

AMERITEK VENTURES

Unaudited Interim Condensed Balance Sheets

	February 28, 2019	May 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$ 450	$ 27,672
Cash held in escrow	12,385	12,385
Deposits	521	521
Total current assets	13,356	40,578
Long-term assets:
Fiber optic assets	-	-
Total long-term assets	-	-
TOTAL ASSETS	$ 13,356	$ 40,578
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 163,216	$ 52,191
Convertible notes payable	431,819	503,184
Accrued interest	78,176	28,456
Due to related party	77,383	52,023
Total current liabilities	750,594	635,854

Stockholders' deficit:
Preferred stock Series B, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
2/28/2019 and 5/31/2018, respectively
Convertible preferred stock Series A, $0.001 par	52	53
value, 5,000,000 shares authorized, 51,627
and 52,927 issued and outstanding as of
2/28/2019 and 5/31/2018, respectively
Preferred stock Series C, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
2/28/2019 and 5/31/2018, respectively
Common stock, $0.001 par value, 185,000,000 shares	61,731	33,714
authorized, 61,730,599 and 33,714,307 issued and
outstanding as of 2/28/2019 and 5/31/2018,
Respectively
Additional paid-in capital	597,775	448,612
Accumulated deficit	(1,396,796)	(1,077,655)
Total stockholders' deficit	(737,238)	(595,276)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 13,356	$ 40,578

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Unaudited Interim Condensed Statements of Operations

	For the three months ended February 28, 2019	For the three months ended February 28, 2018	For the nine months ended February 28, 2019	For the nine months ended February 28, 2018
Revenue	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Expenses:
General & administrative expenses	60,103	62,432	163,607	184,798
Total expenses	60,103	62,432	163,607	184,798

Operating loss	$ (60,103)	$ (62,432)	$ (163,607)	$ (184,798)

Other Income (Expenses):
Interest income (expense)	(13,801)	(2,986)	(155,534)	(6,604)
Total other income (expenses)	(13,801)	(2,986)	(155,534)	(6,604)

Net loss applicable to
common shareholders	$ (73,904)	$ (65,418)	$ (319,141)	$ (191,402)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding – basic	40,678,335	27,071,433	36,416,583	19,334,384

Weighted average shares outstanding - diluted	46,044,285	40,927,433	46,044,285	32,671,414

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Statements of Stockholders’ Equity (Deficit)

	Series B		Series A Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, May 31, 2018	-	-	52,927	153	33,714,307	733,714	448,612	(1.077,655)	(595,276)

Conversion of Accrued Interest and Convertible Debt for Common Stock	-	-	-	-	499,838	500	39,137	-	39,637
Conversion of Accrued Interest and Convertible Debt for Common Stock	-	-	-	-	655,738	656	7,344	-	8,000
Conversion of Accrued Interest and Convertible Debt for Common Stock	-	-	-	-	26,730,716	26,731	102,811	-	129,542
Conversion of Series A Preferred Stock to Common Stock	-	-	(1,300)	(1)	130,000	130	(129)	-	-
Net loss	-	-	-	-	-	-	-	(319,141)	(319,141)
Balance, February 28, 2019	-	$ -	51,627	$52	61,730,599	$61,731	$ 597,775	$(1,396,796)	$ (737,238)

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Unaudited Interim Condensed Statements of Cash Flows

	For the nine months ended February 28, 2019	For the nine months ended February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (319,141)	$ (191,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deposits	-	(521)
Accounts payable	111,025	3,711
Accrued expenses	155,534	(3,396)
Net cash used in operating activities	(52,582)	(191,608)
CASH FLOWS FROM INVESTING ACTIVITIES
Shareholder and officer advances	$ 25,360	77,516
Cash paid for purchase of fiber optic assets	-	(100,000)
Net cash provided by (used in)investing activities	25,360	(22,484)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for issuance of common stock	$ -	$ 100,000
Proceeds from convertible debt	-	129,000
Net cash provided by financing activities	-	229,000
NET INCREASE (DECREASE) IN CASH	(27,222)	14,908
CASH - BEGINNING OF THE PERIOD	40,057	-
CASH - END OF THE PERIOD	$ 12,835	$ 14,908

Supplemental Cash Disclosures
Accrued interest converted to common stock	$ 20,314	$ -
Note payable converted to common stock	$ 156,865	$ -

The accompanying notes are an integral part of these financial statements.

AMERITEK VENTURES

Notes to the Unaudited Condensed Interim Financial Statements

February 28, 2019

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2018 audited financial statements. The results of operations for the period ended February 28, 2019 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2019, the Company has accumulated operating losses of $1,396,796 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

As of February 28, 2019, there was no Series B Preferred Stock outstanding.

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

During the nine-month period ended February 28, 2019, there were no issuances of Series A Preferred Stock.

As of February 28, 2019, there were 51,627 shares of Series A Preferred Stock issued and outstanding.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C Preferred Stock, of which no shares are issued and outstanding as of February 28, 2019. On March 25, 2019, the Board approved the designation of the Company’s Five Million (5,000,000) Series C Preferred Shares. The total number of authorized shares constituting this series of preferred stock of the Company may be increased or decreased at any time, from time to time, in accordance with applicable law up to the maximum number of shares of preferred stock authorized under the Articles, less all shares at the time authorized of any other series of preferred stock of the Company; provided, however, that no decrease shall reduce the number of shares of this series to a number less than that of the then-outstanding shares of Series C Voting Preferred Stock. The stated par value of the Series C Voting Preferred Stock shall be $0.001 per share. The holders of shares of Series C Voting Preferred Stock shall not be entitled to receive any dividends. The holders of shares of Series C Voting Preferred Stock shall not have any liquidation rights. The holders of Series C Voting Preferred Stock shall be entitled to (a) notice of any meeting of the shareholders of the Company; and (b) have the power to vote each share at any shareholder meeting, where each share of Series C Voting Preferred Stock carries the weight of five hundred (500) votes for each share of common stock. The holders of the Series C Voting Preferred Stock shall be entitled to transfer their ownership and rights of the Series C Voting Preferred Stock at any time, in a private transaction.

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 61,730,599 shares are issued and outstanding as of February 28, 2019.

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

On December 4, 2018, one of the holders of the Company’s convertible promissory notes converted $13,000 of principal and $740.82 of accrued interest into 964,268 shares of the Company’s common stock.

On January 14, 2019, one of the holders of the Company’s convertible promissory notes converted $7,000 of principal and $7,099 of accrued interest into 1,712,085 shares of the Company’s common stock.

On January 14, 2019, one of the holders of the Company’s convertible promissory notes converted $12,000 of principal into 1,705,455 shares of the Company’s common stock.

On January 31, 2019, one of the holders of the Company’s convertible promissory notes converted $9,625 of principal into 1,964,286 shares of the Company’s common stock.

On February 4, 2019, one of the holders of the Company’s convertible promissory notes converted $5,850 of principal and $579 of accrued interest into 2,014,171 shares of the Company’s common stock.

On February 8, 2019, one of the holders of the Company’s convertible promissory notes converted $8,445 of principal into 1,963,953 shares of the Company’s common stock.

On February 11, 2019, one of the holders of the Company’s convertible promissory notes converted $9,720 of principal into 2,260,465 shares of the Company’s common stock.

On February 19, 2019, one of the holders of the Company’s convertible promissory notes converted $9,715 of principal into 2,259,302 shares of the Company’s common stock.

On February 19, 2019, one of the holders of the Company’s convertible promissory notes converted $6,900 of principal and $510 of accrued interest into 2,321,428 shares of the Company’s common stock.

On February 20, 2019, one of the holders of the Company’s convertible promissory notes converted $9,830 of principal into 2,286,047 shares of the Company’s common stock.

On February 21, 2019, one of the holders of the Company’s convertible promissory notes converted $8,600 of principal and $47 of accrued interest into 2,709,145 shares of the Company’s common stock.

On February 25, 2019, one of the holders of the Company’s convertible promissory notes converted $9,825 of principal into 2,284,884 shares of the Company’s common stock.

On February 27, 2019, one of the holders of the Company’s convertible promissory notes converted $10,055 of principal into 2,285,227 shares of the Company’s common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

Advances

As needed, the Company has received numerous advances from the Company’s current majority shareholder, Chief Executive Officer, Principal Executive Officer as well as previous advances from two of the Company’s former Director and Principal Executive officers. The advances as of May 31, 2018 was $52,023. The total balance owed to related parties at February 28, 2019 was $77,383. These advances are payable on demand and bears no interest.

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

On January 14, 2019, the convertible note agreement holder converted $7,000 of principal and $7,099 of accrued interest into 1,712,085 shares of the Company’s common stock.

On February 4, 2019, the convertible note agreement holder converted $5,850 of principal and $579 of accrued interest into 2,014,171 shares of the Company’s common stock.

On February 19, 2019, the convertible note agreement holder converted $6,900 of principal and $510 of accrued interest into 2,321,428 shares of the Company’s common stock.

On February 21, 2019, the convertible note agreement holder converted $8,600 of principal and $47 of accrued interest into 2,709,145 shares of the Company’s common stock.

The total amount of principal due under the convertible promissory note at February 28, 2019 and May 31, 2018 was $27,590 and 84,240, respectively.

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

The total amount of principal due under the convertible promissory note at February 28, 2019 and May 31, 2018 was $82,944, respectively.

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

On January 14, 2019, the convertible note agreement holder converted $12,000 of principal into 1,705,455 shares of the Company’s common stock.

On January 31, 2019, the convertible note agreement holder converted $9,625 of principal into 1,964,286 shares of the Company’s common stock.

On February 8, 2019, the convertible note agreement holder converted $8,445 of principal into 1,963,953 shares of the Company’s common stock.

On February 11, 2019, the convertible note agreement holder converted $9,720 of principal into 2,260,465 shares of the Company’s common stock.

On February 19, 2019, the convertible note agreement holder converted $9,715 of principal into 2,259,302 shares of the Company’s common stock.

On February 20, 2019, the convertible note agreement holder converted $9,830 of principal into 2,286,047 shares of the Company’s common stock.

On February 25, 2019, the convertible note agreement holder converted $9,825 of principal into 2,284,884 shares of the Company’s common stock.

On February 27, 2019, the convertible note agreement holder converted $10,055 of principal into 2,285,227 shares of the Company’s common stock.

The total amount of principal due under the convertible promissory note at February 28, 2019 and May 31, 2018 was $67,285 and $103,000, respectively.

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

During the quarter ended February 28, 2019, the Company was in default with the convertible note agreement. The adjustment included an increase in interest to 22% per annum as well as an increase in the total principal amount due by $34,000. The total amount of principal due under the convertible promissory note at February 28, 2019 and May 31, 2018 was $102,000 and $68,000, respectively.

On May 140, 2018 the Company entered into a convertible note agreement in which the Company received $160,000 of proceeds and the Company is required to make a balloon payment of principal and accrued interest of $181,500 on the maturity date of May 140, 2019. This note accumulates interest at a rate of 10% from the original issue date through the maturity date. The Holder of this Note is entitled, at its option, at any time after 6 months and full cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the company’s common stock at a Conversion Price for each share of Common Stock equal to 57% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company. The Company shall reserve 1,536,000 shares of its Common Stock for conversions under this Note, (the “Share Reserve”). This note was secured by the pledge of the $165,000 10% convertible promissory note issued to the Company by the lender. The Company may exchange this collateral for other collateral with an appraised value of at least $160,000, by providing 3 days prior written notice to the lender.

On December 4, 2018, one of the holders of the Company’s convertible promissory notes converted $13,000 of principal and $740 of accrued interest into 964,268 shares of the Company’s common stock.

The total amount of principal due under the convertible promissory note at February 28, 2019 and May 31, 2018 was $152,000 and $165,000, respectively.

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

As of February 28, 2019, the Company did not have any eligible net operating loss carry forwards as the Company has not filed the appropriate federal and state income tax returns so any accumulated net operating losses could be subject to the respective tax agency disallowance. Any actual net operating losses would be limited by a valuation allowance, as their realization, as determined by management, is determined to be not likely to occur and accordingly, the Company would have recorded a valuation allowance for the deferred tax asset relating to the tax potential net operating loss carry-forwards. Additionally, actual net operating losses carry-forwards and the related deferred tax assets would also be limited due to the various changes in control that has occurred during prior reporting periods.

NOTE 9 - SUBSEQUENT EVENTS

On March 4, 2019, one of the holders of the Company’s convertible promissory notes converted $7,775 of principal into 2,286,765 shares of the Company’s common stock.

On March 6, 2019, one of the holders of the Company’s convertible promissory notes converted $5,940 of principal into 2,284,615 shares of the Company’s common stock.

On March 8, 2019, one of the holders of the Company’s convertible promissory notes converted $5,945 of principal into 2,286,538 shares of the Company’s common stock.

On March 11, 2019, one of the holders of the Company’s convertible promissory notes converted $5,485 of principal into 2,285,417 shares of the Company’s common stock.

On March 12, 2019, one of the holders of the Company’s convertible promissory notes converted $3,000 of principal into 1,250,000 shares of the Company’s common stock.

On March 12, 2019, one of the holders of the Company’s warrants had issued 3,230,769 shares of the Company’s common stock.

On March 15, 2019, one of the holders of the Company’s convertible promissory notes converted $8,480 of principal into 3,533,333 shares of the Company’s common stock.

On March 18, 2019, one of the holders of the Company’s convertible promissory notes converted $5,788 of principal into 2,630,781 shares of the Company’s common stock.

On March 12, 2019, one of the holders of the Company’s warrants had issued 3,995,122 shares of the Company’s common stock.

On March 26, 2019, one of the holders of the Company’s convertible promissory notes converted $7,600 of principal and $599 of accrued interest into 4,230,477 shares of the Company’s common stock.

On March 25, 2019, the Board approved the designation of the Company’s Five Million (5,000,000) Series C Preferred Shares. The total number of authorized shares constituting this series of preferred stock of the Company may be increased or decreased at any time, from time to time, in accordance with applicable law up to the maximum number of shares of preferred stock authorized under the Articles, less all shares at the time authorized of any other series of preferred stock of the Company; provided, however, that no decrease shall reduce the number of shares of this series to a number less than that of the then-outstanding shares of Series C Voting Preferred Stock. The stated par value of the Series C Voting Preferred Stock shall be $0.001 per share. The holders of shares of Series C Voting Preferred Stock shall not be entitled to receive any dividends. The holders of shares of Series C Voting Preferred Stock shall not have any liquidation rights. The holders of Series C Voting Preferred Stock shall be entitled to (a) notice of any meeting of the shareholders of the Company; and (b) have the power to vote each share at any shareholder meeting, where each share of Series C Voting Preferred Stock carries the weight of five hundred (500) votes for each share of common stock. The holders of the Series C Voting Preferred Stock shall be entitled to transfer their ownership and rights of the Series C Voting Preferred Stock at any time, in a private transaction.

On March 26, 2019, Ameritek Ventures (“ATVK or “the Company”) sold 1,000,000 shares of its Series C Voting Preferred Stock to Chaka Renee Mann, in exchange for $4,000. These newly issued shares will not be registered under the Securities Act of 1933, as amended (the "Act") and are to be issued in the reliance upon the exemption from registration provided by section 4(2) of the Act, Regulation 506, on the basis that the transaction does not involve a public offering.

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

Properties

The Company's corporate headquarters are located at: 1980 Festival Plaza Drive, Suite 530, Las Vegas, Nevada 89135. The Company does not own any real property, however did rent warehouse space for its production facility in Roanoke, Virginia at a cost of $2,812.50 per month. This lease had a one year term, however, this lease is currently in default and the Company exited this location on 3/1/19.

RESULTS OF OPERATIONS

For the three and nine month periods ending February 28, 2019, the Company recognized no revenues.

For the three month period ending February 28, 2019, the Company incurred total operating losses of $60,103. This compares to the same period ending February 28, 2018 where the Company incurred total operating losses of $62,432. The net loss applicable to common shareholders was $73,,904 for the three months ending February 28, 2019 or $(0.00) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $65,418 or $(0.00) per common share for the same period last year.

For the nine month period ending February 28, 2019, the Company incurred total operating losses of $163,607. This compares to the same period ending February 28, 2018 where the Company incurred total operating losses of $184,798. The net loss applicable to common shareholders was $319,141 for the nine months ending February 28, 2019 or $(0.01) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $191,402 or $(0.01) per common share for the same period last year.

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

Liquidity and Capital Resources

As of February 28, 2019, Ameritek Ventures had $450 in cash and cash equivalents, $12,385 of cash held in escrow and deposits of $521 for total current assets of $13,356. As of February 28, 2019, Ameritek Ventures had total current liabilities of $750,594.

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

Item 4. Controls and Procedures.

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

Management, with the participation of the Chief Executive Officer, Chief Accounting Officer, and Company Controller, who are all members of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Board of Directors concluded that, as of February 28, 2019, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Accounting Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

∙ pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

∙ provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

∙ provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2019. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of February 28, 2019.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending February 28, 2019, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended February 28, 2019. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, COSO released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework’s ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of February 28, 2019, the Company has transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

We are currently a party to a lawsuit due to Ameritek Ventures' default of payments regarding the Company's warehouse located in Roanoke, Virginia. To date, there has been no resolution and/or settlement regarding this lawsuit. There are no other lawsuits or litigation to the knowledge of management nor is any litigation threatened against us, which may materially affect us.

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2018 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2019, the Company sold 1,000,000 shares of its Series C Voting Preferred Stock to Chaka Renee Mann, in exchange for $4,000. These newly issued shares will not be registered under the Securities Act of 1933, as amended (the "Act") and are to be issued in the reliance upon the exemption from registration provided by section 4(2) of the Act, Regulation 506, on the basis that the transaction does not involve a public offering.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	09/19/2011
3.2	Bylaws, as currently in effect		S-1		3.2	09/19/2011
3.3	Certificate of Designation, as currently in effect		8-K	Mar. 25, 2019	3.3	03/27/2019
10.1	Promissory Note between Ameritek Ventures and Dan Berger dated May 23, 2011		S-1	Aug. 31, 2011	10.1	11/08/2011
10.2	Addendum to Promissory Note for Callable and Convertible Preferred Shares Secured by Ownership Rights in Tooling Mold dated April 13, 2012		S-1	Feb. 29, 2012	10.2	04/26/2012
10.3	Asset Purchase Agreement		8-K	Aug. 30, 2017	10.3	09/06/2017
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ameritek Ventures Registrant

Date: May 14, 2019	/s/ Clinton L. Stokes III
Name: Clinton L. Stokes III
Title: Chief Executive Officer Principal Executive Officer

Date: May 14, 2019	/s/ Kenneth P. Mayeaux
Name: Kenneth P. Mayeaux
Title: Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Clinton L. Stokes III (Clinton L. Stokes III)	Chief Executive Officer Principal Executive Officer	May 14, 2019

/s/ Kenneth P. Mayeaux (Kenneth P. Mayeaux)	Corporate Secretary and Chief Accounting Officer	May 14, 2019