Form 10-Q
period 2023-03-31
Ameritek Ventures, Inc.
filed 2023-05-15
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-54739

Ameritek Ventures, Inc.
(Name of small business issuer in its charter)

Nevada	87-2380777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 N Milwaukee Ave. Suite G1

Wheeling, IL 60090

(Address of principal executive offices)

(312) 239-3574

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2023, the Company had 514,226,791 outstanding shares of its common stock, par value $0.001.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

2

AMERITEK VENTURES, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$572	$751
Accounts receivable, net	90,797	374,003
Prepaid expenses	1,519	1,519
Total current assets	92,888	376,273
Property and equipment, net	-	-
Long-term assets:
Investment in securities	661,886	661,886
Patent	250,000	250,000
Product development, net	2,738,969	2,791,472
Total long-term assets	3,650,855	3,703,358
Total assets	$3,743,743	$4,079,631

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$947,015	$1,191,025
Accrued interest and expenses	456,560	426,842
Deferred revenue	354,885	386,496
Short-term debt	21,000	21,000
Total current liabilities	1,779,460	2,025,363
Long-term liabilities:
Long term debts	1,672,671	1,755,899
Total liabilities	3,452,131	3,781,262

Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 36,888,972 issued and outstanding, respectively	368,890	368,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 950,000,000 shares authorized, 514,226,791 issued and outstanding, respectively	514,227	514,227
Additional paid in capital	1,239,878	1,239,878
Accumulated deficit	(2,327,106)	(2,320,349)

Total stockholders' equity	291,612	298,369

Total liabilities and stockholders' equity	$3,743,743	$4,079,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Revenue:
Operating revenue	$242,320	$484,385
Other income	-	165,472
Total revenue	242,320	649,857

Expenses:
Development and support	(119,645)	(256,856)
General and administrative	(38,126)	(114,669)
Salaries and wages	(277)	(1,926)
Depreciation and amortization	(52,503)	(51,524)
Total operating expenses	(210,551)	(424,975)

Operating income:	31,769	224,882
Other income (expense):
Interest expense	(38,526)	(37,790)

Net (loss) income	$(6,757)	$187,092

Net (loss) income per share – basic diluted	$(0.00)	$0.00

Net (loss) income per share – fully diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic diluted	514,226,791	514,226,791

Weighted average number of common shares outstanding – fully diluted	514,226,791	514,226,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

For the three months ended March 31, 2023
	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,481,091)	$137,627
Net income March 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	$187,092	187,092
Balance, March 31, 2022	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,293,999)	$324,719
Balance, December 31, 2022	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,320,349)	$298,369
Net loss March 31, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	$(6,757)	(6,757)
Balance, March 31, 2023	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,327,106)	$291,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(6,757)	$187,092
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	52,503	51,614
Licensing of patent	-	(165,472)
Decrease (increase) in assets:
Accounts receivable	283,206	(62,019)
Prepaid expenses	-	9,314
Increase (decrease) in liabilities:
Accounts payable	(244,010)	81,830
Accrued interest	29,718	27,775
Deferred revenues	(31,611)	1,863
Net cash flow provided by operating activities	83,049	131,997

Cash flows from investing activities:
Purchase of equipment	-	-
Net cash flow (used in) investing activities	-	-

Cash flows from financing activities:
Repayment of long-term debts	(83,228)	(74,285)
Net cash flow (used in) financing activities	(83,228)	(74,285)

Net increase (decrease) in cash	(179)	57,712
Cash - beginning	751	28,686
Cash - ending	$572	$86,398

Supplemental cash flow information
Cash paid for interest	$7,612	$495
Cash paid for property taxes	$-	$5,057

Non-cash investing and financing activities:
Sale of drone patent for common stock	$-	$661,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERITEK VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.GENERAL ORGANIZATION AND BUSINESS

The Company was organized on December 27, 2010, under the laws of the State of Nevada, as ATVROCKN. On June 20, 2017, the Company changed its corporate name to Ameritek Ventures, Inc (“Ameritek Ventures” or “Ameritek” or the “Company”). Prior to November 2020, Ameritek Ventures was in the business of fiber optics. However, this business vanquished due to the former directors and officers of the Company failing to adequately pursue the business with its day-to-day operations and its shareholders. In late 2020, Shaun Passley, PhD, a shareholder of Ameritek, noticed the business relinquishment and appealed to the State of Nevada Court to become the custodian of the Company. On November 12, 2020, the State of Nevada Court appointed Shaun Passley, PhD custodian of Ameritek Ventures, Inc.

On May 14, 2021, Ameritek Ventures, in its effort to increase the company’s presence in the warehouse solutions market, purchased Interactive Systems, Inc., a Massachusetts software company that provides software inventory management.

On October 1st, 2021, Ameritek Ventures purchased interlinkONE, Inc., a Massachusetts company, that provides SaaS cloud-based solutions for warehouse and inventory fulfillment.

During the fourth quarter of 2022, certain historical accounts have been reclassified to comply with their treatment. What was classified as goodwill in 2021 is classified as product development for 2022.

On March 6, 2023, the Company filed a lawsuit in the Clark County, Nevada, court against Clinton L. Stokes, III, the former owner of the Company, to settle the matter of shares ownership and that of if the asset coming from Fiber Optic Assets was purchased free and clear of any encumberment from Meridian Financial Group, LLC. Meridian Financial Group, LLC has a claim on the assets in the business of fiber optics previously owned by Clinton L. Stokes III. There is no trial date set as of the date of this filing.

Today, Ameritek Ventures, Inc. is a group of companies that provides various world-class software and hardware products and services beneficial to businesses, organizations, and governments. We manufacture and innovate advanced technological developments in the medical industry, such as the DittoMask high filtration mask and FlexFridge portable medical use mini-fridge. We also develop blockchain technology software programs under WebBeeo and CordTell companies. Furthermore, Ameritek Ventures explores augmented reality technology with Passley, Inc., and Augmum, Inc. Meanwhile, our vertical landing aircraft service from AeroPass, Inc. takes ZenaDrone technology to a higher level with members-only passenger first-class transport across cities. Ecker Capital, LLC, is our Merger and Acquisition division. In the month of December 2022, the Company created a new business, Equock, Inc., with which the Company will develop an electric bicycle with focus on the growing online delivery industry.

2.SUMMARY OF ACCOUNTING PRINCIPLES

Basis of Accounting

The financial statements and accompanying notes are prepared under accrual of accounting in accordance with generally accepted accounting principles of the United States of America ("US GAAP"). These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Long-lived Assets

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Property and Equipment

Equipment is recorded at its acquisition cost, which includes the costs to bring the equipment to the condition and location for its intended use, and equipment is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Furniture and fixtures	5 years
Computers and equipment	3-5 years
Website development	3 years
Leasehold improvements	5 years

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the useful lives of the assets due to transfer of ownership after the lease term has expired.

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Property and equipment are evaluated for impairment whenever impairment indicators are prevalent. The Company will assess the recoverability of equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company has debt instruments that required fair value measurement on a recurring basis.

Intangible Assets and Intellectual Property

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into consideration events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. As of March 31, 2023 and December 31, 2022, the Company’s accumulated amortization expense on intangible assets totaled $411,190, and $358,687, respectively.

(a)Product Development

During the fourth quarter of 2022, certain historical accounts have been reclassified to comply with their treatment according to ASC. What was classified as goodwill in 2021 is classified as product development for 2022.

(b)Patent

The Company has a US patent 9217598B2 for FlexFridge, a foldable refrigerator, acquired with the Bozki merger. The patent is not being amortized because we have not put it into production yet. However, we will amortize it when it goes into production.

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants if related warrants have been granted.

The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Basic and Diluted Net Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

Revenue Recognition

We account for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.”

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are classified as deferred revenue on the balance sheet.

Our Company sells software with the following terms, twelve months, six months, three months and one month. We earn our revenue with the passage of time. Any unearned revenue we classify as deferred revenue. For each reporting period we prepare a schedule to separate the revenue earned from the deferred revenue and book the deferred amount. Deferred revenue are payments received from customers for products or services that have not been delivered yet. There are no costs associated with the deferred revenue since all the costs incur in day-to-day operations and though passage of time.

As of March 31, 2023, we had $354,885 of outstanding performance obligations, comprised of deferred revenue. We expect to recognize approximately 50% of deferred revenue as revenue by the end of 2023 and the remaining balance thereafter.

Revenue Recognition

The Company designs and sells various software and maintenance programs to business enterprises including, among others, warehouse distribution to printing and battery manufacturing companies, and marketing services to financial services and insurance companies, printing, or advertising companies. Prior to shipment, each software product is tested extensively to meet Company specifications. The software is shipped fully functional via electronic delivery but requires some installation and setup.

Installation is a standard process, outlined in the owner's manual, consisting principally of setup, calibrating, and testing the software. A purchaser of the software could complete the process using the information in the owner's manual, although it would probably take significantly longer than it would take the Company’s technicians to perform the tasks. Although other vendors do not install the Company’s software, they do provide largely interchangeable installation services for a fee. Historically, the Company has never sold the software without installation. Most installations are performed by the Company within 7 to 24 days of shipment and are included in the overall sales price of the software. In addition, the customer must pay for support contracts and training packages, depending on their desired level of service. The Company is the only manufacturer of the software and it only sells software on a standalone basis directly to the end user.

The sales price of the arrangement consists of the software, installation, and training and support services, which the customer is obligated to pay in full upon delivery of the software. In addition, there are no general rights of return involved in these arrangements. Therefore, the software is accounted for as a separate unit of accounting.

The Company does not have vendor-specific objective evidence of selling price for the software because it does not sell the software separately (without installation services and support contracts). In addition, third-party evidence of selling price does not exist as no vendor separately sells the same or largely interchangeable software. Therefore, the Company uses its best estimate of selling price when allocating such arrangement consideration.

In estimating its selling price for the software, the Company considers the cost to produce the software, profit margin for similar arrangements, customer demand, effect of competitors on the Company’s software, and other market constraints. When applying the relative selling price method, the Company uses its best estimate of selling price for the software, and third-party evidence of selling price for the installation. Accordingly, without considering whether any portion of the amount allocable to the software is contingent upon delivery of the other items, the Company allocates the selling price to the software, support, and installation.

The Company doesn’t currently provide product warranties, but if it does in the future it will provide for specific product lines and accrue for estimated future warranty costs in the period in which the revenue is recognized.

Collection Policy

When all collections activities are exhausted and an accounts receivable is deemed uncollected, the company creates a reserve in the allowance for doubtful accounts. Based on management experience, which may involve obtaining a legal opinion on its collectability, the company will then write off the amount uncollectible by reducing the allowance for doubtful accounts.

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

Advertising

Advertising is expensed when incurred. For the three months period ended March 31, 2023, there were no advertising costs incurred. For the first quarter period ended March 31, 2022, the advertising costs were $9,851.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

Bansal & Co. LLP served as our principal independent public accountant for reporting fiscal year ended December 31, 2022.

3.FAIR VALUE OF FINANCIAL INSTRUMENTS

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company does not have any financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedules summarize the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2023, and December 31, 2022.

	Fair Value Measurements as of March 31, 2023
	Level 1		Level 2	Level 3
Assets
ZenaTech securities		$-	$661,886		$-
Total assets			661,886
Liabilities
Short-term debt		-	21,000		-
Long-term debt, including current portion		-	1,672,671		-
Total liabilities	$		$(1,693,671)	$

	Fair Value Measurements as of December 31, 2022
	Level 1		Level 2	Level 3
Assets
ZenaTech securities		$-	$661,886		$-
Total assets			661,886
Liabilities
Short-term debt		-	21,000		-
Long-term debt, including current portion		-	1,755,899		-
Total liabilities	$		$(1,776,899)	$

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the first quarter period ended March 31, 2023, and for the fiscal year ended December 31, 2022.

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the first quarter period ended March 31, 2023, and for the year ended December 31, 2022:

	March 31, 2023	December 31, 2022
Furniture and fixtures	$7,694	$7,694
Computer and equipment	28,568	28,568
Software	4,200	4,200
Assets held under capital leases	2,783	2,783
Total property and equipment	43,245	43,245
Less: accumulated depreciation	(43,245)	(43,245)
Net property and equipment	$-	$-

Accumulated depreciation expenses totaled $43,245, and $43,245 for the first quarter period ended March 31, 2023, and for the fiscal year ended December 31, 2022.

5.MERGERS AND AQUISITIONS

Interactive Systems, Inc. Acquisition

On May 14th, 2021, Ecker Capital, LLC, a subsidiary of the Company, purchased the outstanding stock of Interactive Systems, Inc., a Massachusetts corporation for $675,000 and paid $337,500 cash and issued a 6% amortizing two-year debt for $337,500. The 100% acquisition resulted in $775,761 product development costs, see table below for calculations.

May 2021
Consideration paid:
Total cost	$675,000
Net assets acquired:
Additional paid-in capital	(235,012)
Capital stock	(35,926)
Owners - fractional stock purchase	88,902
Retained earnings at December 31, 2020	352,609
Treasury stock	33,326
Retained earnings January 1, 2021 to May 14, 2021	(103,138)
Total net assets acquired when purchasing Interactive Systems, Inc.	(100,761)
Consideration paid in excess of fair value (Product development costs1)	$775,761
(1) The excess of the net fair value of assets acquired and liabilities assumed from purchase of Interactive Systems, Inc.
was assigned to product development costs.

interlinkONE, Inc. Acquisition

On October 1st, 2021, Ecker Capital, LLC, a subsidiary of the Company, purchased the outstanding stock of interlinkONE, Inc., a Massachusetts corporation for $500,000, and paid $250,000 cash and issued a 6% amortizing two-year debt for $250,000 with interest paid monthly. The 100% acquisition resulted in $446,651 product development costs, see table below for calculations.

October 2021
Consideration paid:
Total cost	$500,000
Net assets acquired:
Cash	(51,806)
Accounts receivable	(36,928)
Fixed assets - net	(5,798)
Lease deposits	(5,800)
Amex - CC	9,353
Deferred revenue	6,646
Accrued interest	167
Note payable	30,816
Total book value	(53,349)
Total net assets acquired when purchasing interlinkONE, Inc.	446,651
Consideration paid in excess of fair value (Product development costs1)	$446,651
(1)The excess of the net fair value of assets acquired and liabilities assumed from purchase of interlinkONE was assigned to product development costs.

The consolidated financial statements include the transactions of its wholly owned subsidiaries – Interactive Systems Inc and interlinkONE Inc, incorporated in the Company’s books of accounts.

6.PRODUCT DEVELOPMENT COSTS

	Total		Total	Total		Total	Net
	Costs	Additions	Total Costs	Amortization	Amortization	Amortization	Book Value
	12/31/2022	2023	03/31/2023	12/31/2022	03/31/2023	03/31/2023	03/31/2023
Ameritek	$20,000	$ -	$120,000	$ -	$2,000	$2,000	$118,000
Bozki	235,660	-	235,660	31,422	3,928	3,928	200,311
Bozki	1,036,016	-	1,036,016	138,136	17,267	17,267	880,614
VW Win	500,000	-	500,000	66,667	8,333	8,333	425,000
Interactive Systems	775,761	-	775,761	84,041	12,929	12,929	678,791
interlinkONE	446,651	-	446,651	37,221	7,444	7,444	401,986
interlinkONE	36,071	-	36,071	1,202	601	601	34,268
Total costs	$3,150,159	$ -	$3,150,159	$358,687	$52,503	$52,503	$2,738,969

7.SHORT-TERM DEBT

Convertible Note 1, note $21,000 to Cloud Builder, Inc.

On May 13, 2021, Ameritek issued $185,000 non-convertible promissory note to Cloud Builder, Inc., for a forty-two month note at 15% interest. On August 5, 2021, the Company’s management and that of Cloud Builder, Inc. decided it was in their best interest to convert the note. On September 9, 2021, Ameritek issued 30,000,000 shares to Cloud Builder, Inc. in consideration for $166,330, which represents $164,000 repayment of principal, $2,330 accumulated interest payable, and issued a $21,000 note on demand to Cloud Builder, Inc., representing short-term debt at an annual interest rate of 6%, which adds back to the principal.

As of March 31, 2023, Ameritek owed $23,511 for this short-term debt, representing $21,000 principal and $2,511 interest. As of December 31, 2022, Ameritek owed $23,167 for this short-term debt, representing $21,000 principal and $2,167 interest.

8.PROMISSORY NOTES

Promissory notes consist of the following at March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022
Total promissory notes	1,672,671	1,755,899
Less: current portion	-	-
Promissory notes, less current portion	$1,672,671	$1,755,899

The Company utilizes its available lines of credit with related parties to justify the long-term classification of the current portion of third-party debt. The available lines of credit with related parties are listed in the table in Note 10. As such, the current portion of long-term debt totaling $144,125 as of March 31, 2023, is recorded as a long-term liability in the balance sheet. The Company recorded accrued interest expense on promissory notes of $454,048 and $424,675 or the periods ended March 31, 2023 and December 31, 2022, respectively.

9.RELATED PARTIES

On November 12, 2020, in consideration of the services provided and to be provided, Ameritek entered into a management agreement with Epazz, Inc., a Wyoming corporation and related party, for a forty-five (45%) percent mark-up per month of the total expenses generated with a minimum annual fee of $350,000. Epazz, Inc. is a company controlled by Shaun Passley, Ameritek Ventures’ Chief Executive Officer. Ameritek shall pay the minimum fee via a convertible promissory note. Ameritek also issued 10,000,000 Preferred Series B, voting control shares to Epazz, Inc, as an engagement fee, consistent with the terms of the agreement. Shaun Passley, PhD, is the majority shareholder of Epazz, Inc and together with Epazz, controls a majority of the voting securities of the Company.

On September 24, 2021, the Company issued Epazz, Inc., a related party, 50,000,000 shares of common stock at $0.01 per share for $500,000 debt, see Notes Payable note.

On January 6, 2022, the Company licensed ZenaTech, Inc. a drone patent for a Robotic Arm in exchange of $661,886 for consideration other than cash. ZenaTech, Inc. has issued 3,500,000 shares of $0.05 CAD (Canadian dollar) par value at $0.24 CAD per share, at the exchange rate of $1.2691 USD to $1 CAD. ZenaTech, Inc. is a company controlled by Shaun Passley, the Company’s Chief Executive Officer.

For the first quarter ended March 31, 2023, the development and support expenses included $103,500 charged by Epazz, Inc. As per the management services agreement between Ameritek Ventures, Inc. and Epazz Inc., Epazz shall charge a 45% markup per month of the total expenses generated. The $103,500 expenses consisted of

•Accounting services of $12,750,

•Engineering services of $84,750, and

•Software development fees of $6,000.

The Company had an accounts payable balance of $1,158,694 due to Epazz, Inc., at March 31, 2023. The Company has advanced funds of $342,380 to various subsidiaries of Epazz, Inc. during the 1st quarter.  For the presentation purposes, the accounts payable balance due to Epazz was offset with what was advanced, and the net amount payable to Epazz at March 31,2023 is $816,314.

For the year ended December 31, 2022, the development and support expenses included $666,000 charged by Epazz, Inc. As per the management services agreement between Ameritek Ventures, Inc. and Epazz Inc., Epazz shall charge a 45% markup per month of the total expenses generated. The $666,000 expenses consisted of

•Engineering services of $306,000, and

•Software development fees of $360,000.

For the year ended December 31, 2022, expenditure amounting to $438,741 has been incurred by the Company for robotic arm technology which was debited to development and support and general administrative expenditures. This amount has been paid directly to suppliers for the invoices for Epazz Inc. of $172,037 and of Zena Drone Trading, LLC. for $194,053.

10.NOTES PAYABLE, RELATED PARTIES

Assumption of $200,000 convertible note from Bozki merger

On November 13, 2020, the company merged with Bozki, Inc., assuming a 10-year, convertible note with Epazz, Inc. of $200,000 and accrued interest of $46,648. The original promissory note had an effective date of January 1, 2018, with an interest rate of eight percent (8%) per annum, which interest shall accrue from the effective date until January 1, 2028, unless prepaid prior to this date. The promissory note shall provide for one hundred twenty (120) equal monthly payments commencing one hundred twenty (120) days after April 1, 2018. Payee will have an option to defer 36 monthly payments. The payee will need to provide written notice of how many payments it wishes to defer. The deferred payment(s) will have an interest rate of 10%.

On December 31, 2022, the total amount due under the promissory note was $200,000 and accrued interest of $79,982. The total number of shares of common stock the noteholder could convert was 218,735,938, which is the total amount due of $279,982, divided by $0.00128, or $0.0016 share price at a 20% discount rate. On December 31, 2022, the common stock share price was $0.0016 as listed on the https://www.otcmarkets.com/.

On March 31, 2023, the total amount due under the promissory note was $200,000 and accrued interest of $83,982. The total number of shares of common stock the noteholder could convert was 107,568,939, which is the total amount due of $283,982, divided by $0.0026, or $0.0033 share price at a 20% discount rate. On March 31, 2023, the Ameritek Ventures, Inc. common stock share price was $0.0033 on the https://www.otcmarkets.com/.

Assumption of $1,000,000 convertible note from Bozki merger and Conversion to $500,000 convertible note

On November 27, 2020, the company merged with VW Win Century, Inc. assuming a 10-year note with Epazz, Inc. of $1,000,000 and accrued interest of $9,078. On September 15, 2021, the Company’s management converted $500,000 of this debt into Ameritek common stock and a nine-year note with principal of $572,411 and 8% annual interest that after 2025 will convert into an amortizing note.

On December 31, 2022, the total amount due under the promissory note was $572,410 and accrued interest of $59,149. The total number of shares of common stock the noteholder could convert was 493,406,250, which is the total amount due of $631,560, divided by $0.00128, or $0.0016 share price at a 20% discount rate. On December 31, 2022, the common stock share price was $0.0016 on the https://www.otcmarkets.com/.

On March 31, 2023, the total amount due under the promissory note was $572,410 and accrued interest of $70,597. The total number of shares of common stock the noteholder could convert was 243,563,258, which is the total amount due of $643,007, divided by $0.0026, or $0.0033 share price at a 20% discount rate. On March 31, 2023, the Ameritek Ventures, Inc. common stock share price was $0.0033 on the https://www.otcmarkets.com/.

Assumption of $250,000 note from VW Win Century, Inc. (Previously registered as, FlexFridge, Inc. an Illinois corporation) merger

On November 27, 2020, the company merged with VW Win Century, Inc. (previously registered as FlexFridge, Inc., an Illinois Corporation) assuming note with Epazz, Inc. of $250,000 and accrued interest of $183,566. This note has a 15% interest rate and a maturity date of December 29, 2025.

The total amount due under the promissory note at March 31, 2023 was $250,000 principal and $271,375 accrued interest. The total amount due under the promissory note at December 31, 2022 was $250,000 principal and $262,000 accrued interest.

11.STOCKHOLDER’S EQUITY AND CONTRIBUTED CAPITAL

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.01 par value New Series A Preferred Stock. Liquidation Preference is equal to $0.01 per share. Series A Preferred Stock has no voting rights. Series A Preferred Stock shall be entitled to receive dividends once the Company has generated net income of over $2 million based on the Corporation’s audited statement of operations. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of .60 of Common Stock. For example, an owner of convertible 10,000 shares of Preferred A Stock would be able to convert to 6,000 shares of Common Stock. However, the beneficial owner of such Series A Preferred Stock cannot convert their Series A Preferred stock where they will beneficially own in excess of 9.99% of the shares of the Common Stock.

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding, as of March 31, 2023. There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding, as of December 31, 2022.

Series B Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.01 par value Series B Preferred Stock. Series B Preferred Stock has liquidation and first position ownership rights on any assets owned by the Company. The Series B Preferred Stock has ten thousand votes per share voting rights and is not entitled to receive dividends. The holders of Series B Preferred Stock shall be entitled to interest payments on monies paid or loaned to the corporation for their Series B Preferred Shares and a first position in a security interest on any assets of the Company upon default of a loan to the Company, liquidation, or dissolution of the Company. Further, the Company may call these shares at any time provided the holders of the Series B Preferred Stock are paid the monies they paid for their Series B Preferred Stock along with any interest due. Upon the payment of principal and interest to the Series B Preferred Stock shareholders, the shares must be returned to the Company. These shares are non-convertible into a different class of shares.

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding, as of March 31, 2023. There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding, as of December 31, 2022.

Series C Preferred Stock

The Company is authorized to issue 60,000,000 shares of $0.01 par value Series C Preferred Stock. The Series C Preferred Stock has no voting rights. The conversion right is one to three fully paid shares of Common Stock. For example, an owner of convertible 1,000 shares of Preferred C Stock would be able to convert to 3,000 shares of Common Stock. However, the beneficial owner of such Series C Preferred Stock cannot convert their Series C Preferred stock where they will beneficially own in excess of 9.99% of the shares of the Common Stock.

There were 60,000,000 Preferred Stock Series C shares authorized, 36,888,972, issued and outstanding, as of March 31, 2023. There were 60,000,000 Preferred Stock Series C shares authorized, 36,888,972, issued and outstanding, as of December 31, 2022.

Series D Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.01 par value Series D Preferred Stock. Liquidation Preference is equal to $0.01 per share. Series D Preferred Stock has no voting rights. Series D Preferred Stock shall be entitled to receive dividends once the Company has generated net income of over $1 million based on the Corporation’s audited statement of operations at a rate of 1.5%. At any time and from time-to-time after the issuance of the Series D Preferred Stock, any holder may convert any or all of the shares of Series D Preferred Stock held by such holder at the ratio of .10 of Common Stock. For example, an owner of convertible 10,000 shares of Preferred D Stock would be able to convert to 1,000 shares of Common Stock. However, the beneficial owner of such Series D Preferred Stock cannot convert their Series D Preferred stock where they will beneficially own in excess of 9.99% of the shares of the Common Stock.

There were 10,000,000 Preferred Stock Series D shares authorized, and 9,083,630 issued and outstanding, as of March 31, 2023. There were 10,000,000 Preferred Stock Series D shares authorized, and 9,083,630 issued and outstanding, as of December 31, 2022.

Series E Preferred Stock

The Company is authorized to issue 23,000,000 shares of $0.01 par value Series E Preferred Stock. Liquidation Preference is equal to $0.01 per share. Series E Preferred Stock has no voting rights. Series E Preferred Stock shall be entitled to receive dividends once the Company has generated net income of over $2 million based on the Corporation’s audited statement of operations at a rate of 6%. At any time and from time-to-time after the issuance of the Series E Preferred Stock, any holder may convert any or all of the shares of Series E Preferred Stock held by such holder at the ratio of .15 of Common Stock. For example, an owner of convertible 10,000 shares of Preferred E Stock would be able to convert to 1,500 shares of Common Stock. However, the beneficial owner of such Series E Preferred Stock cannot convert their Series E Preferred stock where they will beneficially own in excess of 9.99% of the shares of the Common Stock.

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of March 31, 2023. There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of December 31, 2022.

Common Stock

Ameritek has 950,000,000 authorized shares of $0.001 par value Common Stock with cusip number 03078H. The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading. On December 31, 2022, the common stock share price closed at $0.016 per share and the Company had approximately 109 shareholders.

There were 950,000,000 shares of common stock authorized, 514,226,791 issued and outstanding as of March 31, 2023. There were 950,000,000 shares of common stock authorized, 514,226,791 issued and outstanding as of December 31, 2022.

12.LEGAL PROCEEDINGS

There are two legal proceedings still pending.

On May 6, 2019, Meridian Pacific Holdings, LLC filed a lawsuit against certain directors, officers, affiliates, and the Company for breach of contract and fraud, in the Superior Court of the State of California, County of Los Angeles. The lawsuit alleges that certain officers of the company misrepresented the business and asked for business financing of about $1.6 million for operations from Meridian Pacific and never delivered the fiber optic assets promised. This lawsuit does not have a court date as of the date of this filing.

On March 6, 2023, the Company filed a lawsuit in the Clark County, Nevada, court against Clinton L. Stokes, III, the former owner of the Company, to settle the matter of shares ownership and that of if the asset coming from Fiber Optic Assets was purchased free and clear of any encumberment from Meridian Financial Group, LLC. Meridian Financial Group, LLC has a claim on the assets in the business of fiber optics previously owned by Clinton L. Stokes III. There is no trial date set as of the date of this filing.

13.OTHER INCOME

As per the Technology Exclusive License Agreement between Ameritek Ventures, Inc. and ZenaTech, Inc., executed by the Chief Executive Officer of both the companies, Ameritek Ventures issued a license in the first quarter of 2022 for a Robotic Arm Technology to ZenaTech, Inc. for 7% of any and all sales in exchange for stock. ZenaTech, Inc. issued 3,500,000 shares of $0.05 CAD (Canada dollar) par value at $0.24 CAD per share at an exchange rate of $1.2691 USD to $1 CAD, as quoted on https://www.poundsterlinglive.com on January 6, 2022. Ameritek realized the revenue of $661,886 (consideration other than cash) equally from the period January 1 through December 31, 2022. The 7% of revenue share will be realized when the same will be received. This license is perpetual.

14.INCOME TAXES

The Company accounts for income taxes at each calendar year-end under FASB Accounting Standard Codification ASC 740 "Income Taxes." ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each calendar year-end are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

For the fiscal year ended December 31, 2022, the Company did not have any eligible net operating income (or loss) carry forwards as the Company has not filed the appropriate federal and state income tax returns so any accumulated net operating income (or loss) could be subject to the respective tax agency disallowance. Any actual net operating income would be limited by the accelerated depreciation and basis reduction of noncash asset acquired.

15. SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s historical results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and notes thereto appearing elsewhere herein. The following discussion and analysis also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Business Overview

The Company was organized on December 27, 2010, under the laws of the State of Nevada, as ATVROCKN. On June 20, 2017, the Company changed its corporate name to Ameritek Ventures, Inc (“Ameritek Ventures” or “Ameritek” or the “Company”). Prior to November 2020, Ameritek Ventures was in the business of fiber optics. However, this business vanquished due to the former directors and officers of the Company failing to adequately pursue the business with its day-to-day operations and its shareholders. In late 2020, Shaun Passley, PhD, a shareholder of Ameritek, noticed the business relinquishment and appealed to the State of Nevada Court to become the custodian of the Company. On November 12, 2020, the State of Nevada Court appointed Shaun Passley, PhD custodian of Ameritek Ventures, Inc.

On May 14, 2021, Ameritek Ventures, in its effort to increase the company’s presence in the warehouse solutions market, purchased Interactive Systems, Inc., a Massachusetts software company that provides software inventory management.

On October 1st, 2021, Ameritek Ventures purchased interlinkONE, Inc., a Massachusetts company, that provides SaaS cloud-based solutions for warehouse and inventory fulfillment.

During the fourth quarter of 2022, certain historical accounts have been reclassified to comply with their treatment. What was classified as goodwill in 2021 is classified as product development for 2022.

On March 6, 2023, the Company filed a lawsuit in the Clark County, Nevada, court against Clinton L. Stokes, III, the former owner of the Company, to settle the matter of shares ownership and that of if the asset coming from Fiber Optic Assets was purchased free and clear of any encumberment from Meridian Financial Group, LLC. Meridian Financial Group, LLC has a claim on the assets in the business of fiber optics previously owned by Clinton L. Stokes III. There is no trial date set as of the date of this filing.

Today, Ameritek Ventures, Inc. is a group of companies that provides various world-class software and hardware products and services beneficial to businesses, organizations, and governments. We manufacture and innovate advanced technological developments in the medical industry, such as the DittoMask high filtration mask and FlexFridge portable medical use mini-fridge. We also develop blockchain technology software programs under WebBeeo and CordTell companies. Furthermore, Ameritek Ventures explores augmented reality technology with Passley, Inc., and Augmum, Inc. Meanwhile, our vertical landing aircraft service from AeroPass, Inc. takes ZenaDrone technology to a higher level with members-only passenger first-class transport across cities. Ecker Capital, LLC, is our Merger and Acquisition division. In the month of December 2022, the Company created a new business, Equock, Inc., with which the Company will develop an electric bicycle with focus on the growing online delivery industry.

Business Strategy

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2023.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included herein for the three months period ended March 31, 2023.

Results of Operations

For the three months period ended March 31, 2023, and 2022

For the first quarter ended March 31, 2023, the Company had operating revenue of $259,298, as compared with $484,385 for the same period ending 2022, a decrease of $225,084. This reduction was due to interlinkONE and Interactive Systems’ finalizing many of their one-time projects. Prior to 2022, both Interactive Systems and interlinkONE had a significant added revenue from special one-time projects for either software for warehouse development or marketing. Immediately after the end of the first quarter 2022, there was not much demand for those special projects that were generating this extra revenue. The expenses followed this trend.

There were significantly less development and support expenses, $119,645 for the first quarter 2023 as compared with $256,856, for the first quarter 2022, a reduction of $256,856. General and administrative expenses went down by $60,258. Additionally, for this first 2023 quarter, there was no other income recognized.

During the first quarter period ended March 31, 2022, the Company recognized other revenue of $165,472 representing a quarter of the $661,886 income from the sale for stock of drone technology to ZenaTech, Inc., a related party. ZenaTech, Inc.’s controlling shares are owned equally by Epazz, Inc. and Shaun Passley, PhD. Shaun Passley, PhD is the President of both Ameritek and Epazz, Inc. as its Chief Executive Officer and majority shareholder.

As of March 31, 2023, the Company had an accumulated deficit of $(2,310,128), and as of December 31, 2022, it was $(2,325,074). As of March 31, 2023, the Company had working capital of $(1,669,594), while as of December 31, 2022, it was $(1,649,090), only a small difference of $(20,504) between the two quarters. Working capital is current assets minus current liabilities.

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.

Liquidity and Capital Resources

Cash Flow

The Company currently funds its operations, including working capital and capital expenditures, and acquisitions through cash, cash equivalents and short-term investments and financing activities as necessary. We expect that cash, cash equivalents and short-term investments, and other sources of liquidity, such as issuing equity or debt securities, subject to market conditions, will be available and sufficient to meet all foreseeable cash requirements. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three months ended March 31,
	2023	2022	Dollar Change
Cash flow (used in) provided by operating activities	$83,049	$131,997	$(48,948)
Cash flow (used in) provided by investing activities	$–	$–	$–
Cash flow (used in) provided by financing activities	$(83,228)	$(74,285)	$(8,943)

Operating activities

Cash flow provided by operating activities for the three months ended March 31, 2023 was $83,049, while cash flow provided by operating activities for the three months ended March 31, 2022 was $144,470. The decrease of $48,948 is due to an decrease in other revenue from the licensing of Robotic Arm technology patent of $165,472, seasonal increase in accounts receivable of $345,225, partly offset by a decrease in accounts payable of $325,840.

Investing Activities

There was no investing activity during the first quarter of March 31, 2023, and 2022.

Financing Activities

Cash flow used by financing activities for the three months ended March 31, 2023 was $83,228, while cash flow used by financing activities for the three months ended March 31, 2022 was $74,285. The primary outflow for these funds was for the repayment of long-term debt.

Cash and Cash Equivalents

On March 31, 2023, the company had $572 in cash, compared with $751 on December 31, 2022. Ameritek continues to rely on borrowings to finance its working capital needs.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

During the three months period ended March 31, 2023, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

2)	inadequate segregation of duties consistent with control objectives.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

During the three and nine-month periods ended September 30, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as discussed below, we are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

There are two legal proceedings still pending.

On May 6, 2019, Meridian Pacific Holdings, LLC filed a lawsuit against certain directors, officers, affiliates, and the Company for breach of contract and fraud, in the Superior Court of the State of California, County of Los Angeles. The lawsuit alleges that certain officers of the company misrepresented the business and asked for financing the business for approximately $1.6 million for operations from Meridian Pacific and never delivered the fiber optic assets promised. This lawsuit does not have a court date as of the date of this filing.

On March 6, 2023, the Company filed a lawsuit in the Clark County, Nevada, court against Clinton L. Stokes, III, the former owner of the Company, to settle the matter of shares ownership and that of if the asset coming from Fiber Optic Assets was purchased free and clear of any encumberment from Meridian Financial Group, LLC. Meridian Financial Group, LLC has a claim on the assets in the business of fiber optics previously owned by Clinton L. Stokes III. There is no trial date set as of the date of this filing.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________

(1) Filed herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERITEK VENTURE, INC.

Dated: May 15, 2023	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman

