Form 10-Q
period 2023-06-30
Ameritek Ventures, Inc.
filed 2023-08-14
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2023, the Company had 514,226,791 outstanding shares of its common stock, par value $0.001.

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

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$2,758	$751
Accounts receivable, net	62,252	374,003
Prepaid expenses	1,520	1,519
Total current assets	66,530	376,273
Property and equipment, net	-	-
Long-term assets:
Investment in securities	661,886	661,886
Patent	250,000	250,000
Product development, net	544,208	2,791,472
Goodwill	2,184,715	-
Total long-term assets	3,640,809	3,703,358
Total assets	$3,707,339	$4,079,631

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$1,094,266	$1,191,025
Accrued interest and expenses	486,209	426,842
Deferred revenue	248,815	386,496
Short-term debt	21,000	21,000
Total current liabilities	1,850,290	2,025,363
Long-term liabilities:
Long term debts	1,602,520	1,755,899
Total liabilities	3,452,810	3,781,262

Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 36,888,972 issued and outstanding, respectively	368,890	368,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 950,000,000 shares authorized, 514,226,791 issued and outstanding, respectively	514,227	514,227
Additional paid in capital	1,239,878	1,239,878
Accumulated deficit	(2,364,189)	(2,320,349)

Total stockholders' equity	254,529	298,369

Total liabilities and stockholders' equity	$3,707,339	$4,079,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months period		Six months ended
	April 1 to June 30		June 30
	2023	2022	2023	2022
Revenue:	$274,279	$186,202	$516,599	$670,587

Expenses:
Development and support	181,447	85,577	301,092	508,933
General and administrative	83,385	127,535	121,511	225,919
Salaries and benefits	-	439	277	2,365
Depreciation and amortization	10,046	52,410	62,549	104,533
Total operating expenses	274,878	265,961	485,429	841,750

Operating income/(loss)	(599)	(79,759)	31,170	(171,163)

Other income (expense):
Income from Robotic Arm	-	165,472	-	330,943
Interest expense	(36,484)	(38,466)	(75,010)	(76,256)
Net income (loss):	$(37,083)	$47,246	$(43,840)	$83,524

Net income (loss) per common share:
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Shares used in computing earnings per share
Basic	514,226,791	514,226,791	514,226,791	514,226,791
Diluted	514,226,791	514,226,791	514,226,791	514,226,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

For the six months ended June 30, 2023
	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,481,091)	$137,627
Net income June 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	$83,524	83,524
Balance, June 30, 2022	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,293,999)	$324,719
Balance, December 31, 2022	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,320,349)	$298,369
Net loss June 30, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	$(43,840)	(43,840)
Balance, June 30, 2023	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,364,189)	$254,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(43,840)	$83,524
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	62,549	104,533
Gain on extinguishment of debt	-	(165,472)
Decrease (increase) in assets:
Accounts receivable	311,750	(115,145)
Prepaid expenses	-	22,778
Increase (decrease) in liabilities:
Accounts payable	(96,759)	187,853
Accrued interest	59,367	57,709
Deferred revenues	(137,681)	(35,795)
Net cash flow provided by operating activities	155,386	139,985

Cash flows from investing activities:
Purchase of equipment	-	(21,984)
Net cash flow (used in) investing activities	-	(21,984)

Cash flows from financing activities:
Repayment of long-term debt	(153,379)	(149,711)
Net cash flow (used in) financing activities	(153,379)	(149,711)

Net increase (decrease) in cash	2,007	(31,710)
Cash - beginning	751	32,930
Cash - ending	$2,758	$1,120

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for property taxes	$-	$-

Non-cash investing and financing activities:
Sale of drone patent for common stock	$-	$661,886

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

Ameritek is a group of companies that provides various world-class software and hardware products and services beneficial to businesses, organizations, and governments. We have an established presence in the warehouse solutions market. With Interactive Systems, Inc. we provide software inventory management and with interlinkONE, Inc. we provide SaaS cloud-based solutions for warehouse and inventory fulfillment. We manufacture and innovate advanced technological developments in the medical industry, such as the DittoMask high filtration mask and FlexFridge portable medical use mini-fridge. We also develop blockchain technology software programs under WebBeeo and CordTell companies. Furthermore, Ameritek Ventures explores augmented reality technology with Passley, Inc., and Augmum, Inc. Meanwhile, our vertical landing aircraft service from AeroPass, Inc. takes ZenaDrone technology to a higher level with members-only passenger first-class transport across cities. Ecker Capital, LLC, is our merger and acquisition division. The Company also recently created a new business, Equock, Inc., with which the Company will develop an electric bicycle with focus on the growing online delivery industry.

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

Intangible Assets and Intellectual Property

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into consideration events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. As of June 30, 2023 and December 31, 2022, the Company’s accumulated amortization expense on intangible assets totaled $411,190, and $358,687, respectively.

(a)Product Development

During the fourth quarter of 2022, certain historical accounts have been reclassified to comply with their treatment according to ASC. What was classified as goodwill in 2021 is classified as product development for 2022. Upon further consideration, discussion and review, the Company has reverted to its previous classification of goodwill, separating goodwill from product development. Goodwill is not being amortized.

(b)Patent

The Company has a US patent 9217598B2 for FlexFridge, a foldable refrigerator, acquired with the Bozki merger. The patent is not being amortized because we have not put it into production yet. However, we will amortize it when it goes into production.

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach, and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured.

The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company's evaluation of goodwill completed during the past periods resulted in no impairment losses for the year ended December 31, 2022.

Ameritek Ventures sold in the first quarter of 2022 drone patent in exchange for 3,500,000 common shares per share Canadian, at the exchange rate of 1.2691 $US to CAN$. Ameritek realized the $661,887 revenue equally from the period January 1 through December 31, 2022.

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

As of June 30, 2023, we had $248,815 of outstanding performance obligations, comprised of deferred revenue. We expect to recognize approximately 50% of deferred revenue as revenue by the end of 2023 and the remaining balance thereafter.

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

Advertising

Advertising is expensed when incurred. For the six months ended June 30, 2023, there were no advertising costs incurred. The advertising costs were $38 for the same six months period in 2022.

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

The following schedules summarize the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2023, and December 31, 2022.

	Fair Value Measurements as of June 30, 2023
	Level 1		Level 2	Level 3
Assets
ZenaTech securities		$-	$661,886		$-
Total assets			661,886
Liabilities
Short-term debt		-	21,000		-
Long-term debt, including current portion		-	1,602,520		-
Total liabilities	$		$(1,623,520)	$

	Fair Value Measurements as of December 31, 2022
	Level 1		Level 2	Level 3
Assets
ZenaTech securities		$-	$661,886		$-
Total assets			661,886
Liabilities
Short-term debt		-	21,000		-
Long-term debt, including current portion		-	1,755,899		-
Total liabilities	$		$(1,776,899)	$

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2023, and for the fiscal year ended December 31, 2022.

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the six months ended June 30, 2023, and for the year ended December 31, 2022:

	June 30, 2023	December 31, 2022
Furniture and fixtures	$7,694	$7,694
Computer and equipment	28,568	28,568
Software	4,200	4,200
Assets held under capital leases	2,783	2,783
Total property and equipment	43,245	43,245
Less: accumulated depreciation	(43,245)	(43,245)
Net property and equipment	$-	$-

Accumulated depreciation expenses totaled $43,245, and $43,245 for the first quarter period ended June 30, 2023, and for the fiscal year ended December 31, 2022.

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

6.PRODUCT DEVELOPMENT COSTS

	Total		Total	Total		Total	Net
	Costs	Additions	Total Costs	Amortization	Amortization	Amortization	Book Value
	12/31/2022	2023	06/30/2023	12/31/2022	06/302023	06/30/2023	06/30/2023
Ameritek	$120,000	$ -	$120,000	$ -	$2,000	$4,000	$116,000
Interactive Systems	362,721	-	362,721	320,264	-	42,457	678,791
interlinkONE	446,651	-	446,651	37,221	7,444	14,888	401,986
interlinkONE	36,071	-	36,071	1,202	601	1,202	34,268
Total costs	$965,443	$ -	$965,443	$358,687	$10,045	$62,548	$544,208

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

As of June 30, 2023, Ameritek owed $23,511 for this short-term debt, representing $21,000 principal and $2,511 interest. As of December 31, 2022, Ameritek owed $23,167 for this short-term debt, representing $21,000 principal and $2,167 interest.

8.PROMISSORY NOTES

Promissory notes consist of the following at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
Total promissory notes	1,602,520	1,755,899
Less: current portion	-	-
Promissory notes, less current portion	$1,602,520	$1,755,899

The Company utilizes its available lines of credit with related parties to justify the long-term classification of the current portion of third-party debt. The available lines of credit with related parties are listed in the table in Note 10. As such, the current portion of long-term debt totaling $80,109 as of June 30, 2023, is recorded as a long-term liability in the balance sheet. The Company recorded accrued interest expense on promissory notes of $483,697 for the six months ended June 30, 2023 and $424,675 for the year ended December 31, 2022.

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

For the six months ended June 30, 2023, the development and support expenses included $369,000 charged by Epazz, Inc. As per the management services agreement between Ameritek Ventures, Inc. and Epazz Inc., Epazz shall charge a 45% markup per month of the total expenses generated.

The Company had an accounts payable balance of $369,630 due to Epazz, Inc. as of June 30, 2023. The Company has advanced funds of $369,630 to various subsidiaries of Epazz, Inc. during the second quarter of 2023. For the presentation purposes, the accounts payable balance due to Epazz was offset with what was advanced, and the net amount payable to Epazz as of June 30, 2023 is $369,630.

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

On June 30, 2023, the total amount due under the promissory note was $200,000 and accrued interest of $87,981. The total number of shares of common stock the noteholder could convert was 79,994,722, which is the total amount due of $287,981, divided by $0.0036, or $0.0045 share price at a 20% discount rate. On June 30, 2023, the Ameritek Ventures, Inc. common stock share price was $0.0045 on the https://www.otcmarkets.com/.

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

On June 30, 2023, the total amount due under the promissory note was $572,410 and accrued interest of $82,046. The total number of shares of common stock the noteholder could convert was 173,460,000, which is the total amount due of $624,456, divided by $0.0036, or $0.0045 share price at a 20% discount rate. On June 30, 2023, the Ameritek Ventures, Inc. common stock share price was $0.0033 on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note at June 30, 2023 was $250,000 principal and $280,750 accrued interest. The total amount due under the promissory note at December 31, 2022 was $250,000 principal and $262,000 accrued interest.

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

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding, as of June 30, 2023. There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding, as of December 31, 2022.

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

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding, as of June 30, 2023. There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding, as of December 31, 2022.

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

There were 60,000,000 Preferred Stock Series C shares authorized, 36,888,972, issued and outstanding, as of June 30, 2023. There were 60,000,000 Preferred Stock Series C shares authorized, 36,888,972, issued and outstanding, as of December 31, 2022.

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

There were 10,000,000 Preferred Stock Series D shares authorized, and 9,083,630 issued and outstanding, as of June 30, 2023. There were 10,000,000 Preferred Stock Series D shares authorized, and 9,083,630 issued and outstanding, as of December 31, 2022.

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

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of June 30, 2023. There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of December 31, 2022.

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

Other Income	$661,887
Deferred revenue	-
Total	$661,887

1.INCOME TAXES

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

2. SUBSEQUENT EVENTS

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

Ameritek is a group of companies that provides various world-class software and hardware products and services beneficial to businesses, organizations, and governments. We have an established presence in the warehouse solutions market. With Interactive Systems, Inc. we provide software inventory management and with interlinkONE, Inc. we provide SaaS cloud-based solutions for warehouse and inventory fulfillment. We manufacture and innovate advanced technological developments in the medical industry, such as the DittoMask high filtration mask and FlexFridge portable medical use mini-fridge. We also develop blockchain technology software programs under WebBeeo and CordTell companies. Furthermore, Ameritek Ventures explores augmented reality technology with Passley, Inc., and Augmum, Inc. Meanwhile, our vertical landing aircraft service from AeroPass, Inc. takes ZenaDrone technology to a higher level with members-only passenger first-class transport across cities. Ecker Capital, LLC, is our merger and acquisition division. The Company also recently created a new business, Equock, Inc., with which the Company will develop an electric bicycle with focus on the growing online delivery industry.

Business Strategy

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended June 30, 2023.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included herein for the six months ended June 30, 2023.

Results of Operations

For the three months ended June 30, 2023 and 2022

Ameritek had operating revenue of $274,279 for the three months ended June 30, 2023, an increase of $88,078 as compared the three months ended June 30, 2022, a normal increase.

Total general and administrative expenses were about the same at around $270,000 for the second quarter 2023 as compared to the same period in 2022. Ameritek incurred $181,447 development and support services expenses, an increase of $95,870 compared to the first quarter 2023. This increase is due to increase of subcontracted labor for annual software licenses and support and maintenance of subscriptions. The Company had $83,385 general and administrative expenses during the quarter ended June 30, 2023 as compared to $127,535 for the same period of 2022. This $$44,150 decrease is due to reduction of labor costs, as the Company continues to have more subcontracted labor and reduce direct hire labor costs. In this respect, salaries were $Nil for the second quarter of 2023, as compared to $439 for the same period of 2023. During 2023, depreciation and amortization decreased by $42,364, a result of having less product and development costs to amortize during the second quarter of 2023 than during the same period of 2022. Interest expenses decreased by almost $2,000. Ameritek had a net loss before other income of $599 for the second quarter of 2023, an improvement of $79,161 in the overall net loss from the second quarter of 2023.

Other income decreased by $163,490. During the second quarter ending June 30, 2022, the Company benefited from the $165,472 additional income for the Robotic Arm Technology licensing to ZenaTech, Inc., a related party, while in the same period of 2023 it did not. During 2022, the Company recognized other revenue of $661,886 for permanent licensing of the Robotic Arm Technology to ZenaTech, Inc., a related party, earned each quarter equally in 2022. ZenaTech, Inc.’s controlling shares are owned equally by Epazz, Inc. and Shaun Passley, PhD. Shaun Passley, PhD is the President of both Ameritek and Epazz, Inc., their Chief Executive Officer and majority shareholder.

Ameritek had a net loss of $36,083 for the second quarter ended June 30, 2023, while it had a net income of $47,246 for the same three months period of 2022, a difference of $(84,329) in the operating loss. This result reflects the Company being affected by seasonal billing and not benefiting from the other income from the Robotic Arm Technology as it did in the second quarter of 2022.

For the six months ended June 30, 2023 and 2022

Ameritek had operating revenue of $516,599 for the six months ended June 30, 2023, a decrease of $153,988 as compared with June 30, 2022. The decrease is due to cyclical billing of our major customers, which are billed annually, not quarterly, as well as having more ad-hoc projects that generated increased revenue in 2022.

Total general and administrative expenses decreased by $356,321 for the two quarters ended June 30, 2023 as compared to June 30, 2022. During 2022, Ameritek incurred more development and support and general and administration costs to create the Robotic Arm Technology, while during the same period in 2023 the Company did not sustain them. The rest of the expenses follow this trend. Ameritek had $207,841 less development and support expenses and $104,408 less general and administrative expenses during the six months ended June 30, 2023 as compared to the same period of 2022. During 2023, depreciation and amortization decreased by $41,984 since Ameritek had less product and development costs to amortize during the first two quarters of 2023 than during the same period of 2022. The overall reduction in general and administrative costs resulted in net income before other income of $31,170.

Other income decreased by $329,697 since there was no other income for the Robotic Arm Technology licensing in the first two quarters of 2023. During the first two quarter periods of 2022, the Company recognized other revenue of $330,944 representing two quarters of the $661,886 income from the permanent licensing for stock of drone technology to ZenaTech, Inc., a related party.

Ameritek had a net loss of $43,840 for the first two quarters ended June 30, 2023, while it had a net income of $83,524 for the same six months period of 2022. The 2023 result reflects the Company not benefiting from the other income from the Robotic Arm Technology.

As of June 30, 2023, the Company had an accumulated deficit of $(2,364,189), and as of December 31, 2022, it was $(2,325,074). As of June 30, 2023, the Company had working capital of $(1,783,760), while as of December 31, 2022, it was $(1,649,090), a decrease of $134,670. Working capital is current assets minus current liabilities. The working capital decrease was reflected by a decrease in total current assets by $307,743 and a decrease in total current liabilities by $175,073. The total current assets decrease resulted from the accounts receivable decrease by $311,751, as the company collected its receivable. The total current liabilities decrease resulted from a decrease in accounts payable of $96,759, an increase in accrued expenses of $59,367 and a decrease in deferred revenue of $137,681; however, all within normal operational range for Ameritek.

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

	Six months ended June 30,
	2023	2022	Dollar Change
Cash flow (used in) provided by operating activities	$155,386	$139,985	$15,401
Cash flow (used in) provided by investing activities	$–	$(21,984)	$21,984
Cash flow (used in) provided by financing activities	$(153,379)	$(149,711)	$(3,668)

Operating activities

Cash flow provided by operating activities for the six months ended June 30, 2023 was $155,386, while cash flow provided by operating activities for the six months ended June 30, 2022 was $139,985. The decrease of $15,401 is due to a decrease in other revenue from the licensing of Robotic Arm technology patent of $330,944, seasonal increase in accounts receivable of $311,711, partly offset by a decrease in accounts payable of $96,759.

Investing Activities

There was no investing activity during the first quarter of June 30, 2023. During the same 2022 period the Company purchased $21,984 computers and furniture.

Financing Activities

Cash outflow used by financing activities was $153,379 for the six months ended June 30, 2023, while cash outflow used by financing activities was $149,711 for the same six months of 2022. The primary outflow of these funds was for the repayment of long-term debt.

Cash and Cash Equivalents

The company had $2,758 in cash as of June 30, 2023, as compared with $751 as of December 31, 2022. Ameritek continues to rely on borrowings to finance its working capital needs.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

During the six months period ended June 30, 2023, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023 and for the year ended December 31, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

None

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

AMERITEK VENTURE, INC.

Dated: August 11, 2023	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman