Form 10-Q
period 2023-09-30
Ameritek Ventures, Inc.
filed 2023-11-14
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2023, the Company had 514,226,791 outstanding shares of its common stock, par value $0.001.

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

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 Unaudited

	As of	As of
	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$7,497	$751
Accounts receivable, net	74,943	374,003
Prepaid expenses	1,521	1,519
Total current assets	83,961	376,273
Property and equipment, net	-	-
Long-term assets:
Investment in securities	661,886	661,886
Patent	250,000	250,000
Product development, net	534,162	2,791,472
Goodwill	2,184,715	-
Total long-term assets	3,630,763	3,703,358
Total assets	$3,714,724	$4,079,631
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$1,166,295	$1,191,025
Accrued interest and expenses	205,270	426,842
Deferred revenue	517,000	386,496
Short-term debt	21,000	21,000
Total current liabilities	1,909,565	2,025,363
Long-term liabilities:
Long term debts	1,589,386	1,755,899
Total liabilities	3,498,951	3,781,262
Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 36,888,972 issued and outstanding, respectively	368,890	368,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 950,000,000 shares authorized, 514,226,791 issued and outstanding, respectively	514,227	514,227
Additional paid in capital	1,239,878	1,239,878
Accumulated deficit	(2,402,945)	(2,320,349)
Total stockholders' equity	215,773	298,369
Total liabilities and stockholders' equity	$3,714,724	$4,079,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2023	2022	2023	2022
Revenue:	$186,337	$575,466	$702,936	$805,240

Expenses:
Development and support	105,548	547,560	406,640	719,339
General and administrative	71,796	70,123	193,307	296,054
Salaries and benefits	-	9,489	277	11,854
Depreciation and amortization	10,044	53,174	72,593	153,782
Total operating expenses	187,388	680,346	672,817	1,181,029

Operating income/(loss)	(1,051)	(104,880)	30,119	(375,789)

Other income (expense):
Income from Robotic Arm	-	165,472	-	496,414
Interest expense	(37,705)	(37,567)	(112,715)	(113,823)
Net income (loss):	$(38,756)	$23,025	$(82,596)	$6,802

Net income (loss) per common share:
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Shares used in computing earnings per share
Basic	514,226,791	514,226,791	514,226,791	514,226,791
Diluted	514,226,791	514,226,791	514,226,791	514,226,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Unaudited

Nine months ended September 30, 2023
	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,481,091)	$137,627
Net income September 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	$6,802	6,802
Balance, September 30, 2022	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,480,426)	$138,292
Balance, December 31, 2022	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,320,349)	$298,369
Net loss September 30, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	$(82,596)	(82,596)
Balance, September 30, 2023	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,402,945)	$215,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(82,596)	$6,802
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	72,591	153,781
Sale of patent	-	(496,415)
Decrease (increase) in assets:
Accounts receivable	299,060	141,243
Prepaid expenses	2	22,778
Increase (decrease) in liabilities:
Accounts payable	(24,730)	370,813
Accrued interest	90,158	86,822
Deferred revenues	(181,226)	(50,933)
Net cash flow provided by operating activities	173,259	234,891
Cash flows from investing activities:
Product development expenditures	-	(36,071)
Net cash flow (used in) investing activities	-	(36,071)
Cash flows from financing activities:
Proceeds from long-term debt	28,313	-
Repayment of long-term debt	(194,826)	(226,250)
Net cash flow (used in) financing activities	(166,513)	(226,250)
Net increase (decrease) in cash	6,746	(27,430)
Cash - beginning	751	28,686
Cash - ending	$7,497	$1,256
Supplemental cash flow information
Cash paid for interest	$19,286	$1,028
Non-cash investing and financing activities:
Sale of drone patent for common stock	$-	$661,887

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

Ameritek is a group of companies that provides various world-class software and hardware products and services beneficial to businesses, organizations, and governments. We have an established presence in the warehouse solutions market. With Interactive Systems, Inc. we provide software inventory management and with interlinkONE, Inc. we provide SaaS cloud-based solutions for warehouse and inventory fulfillment. We manufacture and innovate advanced technological developments in the medical industry, such as the DittoMask high-filtration mask and FlexFridge portable mini-fridge for medical use. We also develop blockchain technology software programs under WebBeeO and CordTell companies. Furthermore, Ameritek Ventures explores augmented reality technology with Passley, Inc., and Augmum, Inc. Meanwhile, our vertical landing aircraft service from AeroPass, Inc. takes ZenaDrone technology to a higher level with members-only passenger first-class transport across cities. Ecker Capital, LLC, is our merger and acquisition division. The Company also recently created a new business, Equock, Inc., with which Ameritek will develop an electric bicycle with a focus on the growing online delivery industry.

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

Intangible Assets and Intellectual Property

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into consideration events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. As of September 30, 2023 and December 31, 2022, the Company’s accumulated amortization expense on intangible assets totaled $411,190, and $358,687, respectively.

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

Ameritek Ventures sold in the first quarter of 2022 a drone patent in exchange for 3,500,000 common shares per share Canadian, at the exchange rate of 1.2691 $US to CAN$. Ameritek realized the $661,887 revenue from this sale equally from the period January 1 through December 31, 2022.

Change in accounting policy for goodwill during financial statements as of June 30, 2023

The management acquired software and a customer base. This software was rewritten within the first two years since acquisition. The management spent time to analyze the current split between product development and goodwill. Goodwill's useful life is indefinite. The customer base representing the intangible is identified separately and capable of generating revenue for the company through repeat renewals.

The true asset value of acquired programming is not the full cost of the intangible acquired. This is because the asset needed additional programming to bring it up to current standards. The customer base acquired provides an intangible asset we report as goodwill in the financial statements. The customer base has value because of the long relationship with the customer, since there are barriers to change providers, and customers maintain the provider due to the high satisfaction level the customers have. The high and low range for the true value of the product development acquired is listed. The amount reclassified to product development costs falls within the high and low range for this asset.

During the fourth quarter of 2022, certain historical accounts have been reclassified to comply with their treatment according to ASC. What was classified as goodwill in 2021 is classified as product development for 2022. Upon further consideration, discussion and review, the Company has reversed its previous classification of goodwill, separating goodwill from product development.

The Company has made various acquisitions and mergers historically. In the years of acquisitions/mergers, the Company has treated excess consideration paid in acquisition as product development (intangible other than goodwill) or goodwill. Although the same treatment was applied under the account goodwill until September 2022, but was treated as product development, an intangible other than goodwill. In December 2022, the Company changed the nomenclature from goodwill to product development.

The Company changed its accounting policy of classification of excess amount paid in the various acquisitions and mergers from product development (intangible other than goodwill) to goodwill for the financial statements as of June 30, 2023 and revised the useful life of reclassified product development cost in case of Interactive Systems, Inc.

The Company has accordingly recognized additional adjustments for goodwill and product development costs based on the information obtained about the facts and circumstances that existed as of the acquisition date. The Company has revised the accounting for a business combination only to correct an error.

To give effect to above, during the fiscal quarter ended September 30, 2023 product development costs of $2,184,715 out of $3,150,159 as on the previous year ended December 31, 2022, has been reclassified as goodwill, which resulted in reduction of amortization and increase in earnings by $265,753.

In the case of acquisition of Interactive Systems, Inc. in previous year 2021 out of product development costs of US $775,761, $413,039 has been transferred to goodwill and the balance $362,722, the life of the intangible asset has been reduced to two years from the 15 years in the previous year ended Dec 31, 2022 which resulted in increased amortization and thereby decrease in earnings by $265,753. The net impact is nil.

Had this not been reclassified as goodwill and the change in the life of intangible assets out of the acquisition of interactive systems there would have been an increase in Amortization expense by $ 84,914 and a decrease of retained earnings by loss of $84,914 as of September 2023, also goodwill would have been Nil and product development costs would have been $ 2,633,965 as of September 2023, and total assets would have been reduced by $ 84,914.

The net impact of the changes in December 31, 2022 is a decrease in amortization expense by $25,553 resulting in an increase in the retained earnings of the

Company by $25,553 which will result in an increase in net income from $166,879 to $192,432 also goodwill would be $ 2,184,715 and product development costs would be have been $ 632,309, and total assets would be increased by $ 25,553.

The net impact of the changes in December 31, 2021 is a decrease in amortization expense by $37,085 resulting in an increase in the retained earnings of the Company by $37,085, which will result in a change of net loss into income for the year also goodwill would be $2,184,715 and product development costs would be $ 808,578, and total assets would be increased by $ 37,085.

The previous year figures of December 31, 2022 are for twelve months in the balance sheet have not been reinstated for the adjustments for change in the accounting of goodwill and product development. This is because of the change in the adjustments as stated in above paragraphs have been carried out in the current period. This was decided by the Company in the current period of nine months ending September 30, 2023 and hence the figures of the previous year are not comparable with the current period.

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

As of September 30, 2023 we had $205,270 of outstanding performance obligations comprised of deferred revenue. We expect to recognize approximately 25% of deferred revenue as revenue by the end of 2023 and the remaining balance as 25% in the first quarter of 2024 and the remaining thereafter.

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

Advertising

Advertising is expensed when incurred. For the nine months ended September 30, 2023 Ameritek spent $7,165 on advertising. For the nine months ended September 30, 2022, the advertising costs were $35,376.

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

The following schedules summarize the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2023, and December 31, 2022.

	Fair Value Measurements as of September 30, 2023
	Level 1		Level 2	Level 3
Assets
ZenaTech securities		$-	$661,886		$-
Total assets			661,886
Liabilities
Short-term debt		-	21,000		-
Long-term debt, including current portion		-	1,589,386		-
Total liabilities	$		$(1,610,386)	$

	Fair Value Measurements as of December 31, 2022
	Level 1		Level 2	Level 3
Assets
ZenaTech securities		$-	$661,886		$-
Total assets			661,886
Liabilities
Short-term debt		-	21,000		-
Long-term debt, including current portion		-	1,755,899		-
Total liabilities	$		$(1,776,899)	$

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2023, and for the fiscal year ended December 31, 2022.

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the nine months ended September 30, 2023, and for the year ended December 31, 2022:

	September 30, 2023	December 31, 2022
Furniture and fixtures	$7,694	$7,694
Computer and equipment	28,568	28,568
Software	4,200	4,200
Assets held under capital leases	2,783	2,783
Total property and equipment	43,245	43,245
Less: accumulated depreciation	(43,245)	(43,245)
Net property and equipment	$-	$-

Accumulated depreciation expenses totaled $43,245, and $43,245 for the nine months ended September 30, 2023 and for the fiscal year ended December 31, 2022.

5.ACQUISITIONS

Interactive Systems, Inc. Acquisition

On May 14th, 2021, Ecker Capital, LLC, a subsidiary of the Company, purchased the outstanding stock of Interactive Systems, Inc. a Massachusetts corporation for $675,000 and paid $337,500 cash and issued a 6% amortizing two-year debt for $337,500. The 100% stock acquisition resulted in $775,761 product development costs, see table below for calculations.

May 2021
Consideration paid:
Total cost	$675,000
Net assets acquired:
Additional paid-in capital	(235,012)
Capital stock	(35,926)
Owners - fractional stock purchase	88,902
Retained earnings at December 31, 2020	352,609
Treasury stock	33,326
Retained earnings January 1, 2021 to May 14, 2021	(103,138)
Total net assets acquired when purchasing Interactive Systems, Inc.	(100,761)
Consideration paid in excess of fair value (Goodwill)	$775,761
(1) The excess of the net fair value of assets acquired and liabilities assumed from purchase of Interactive Systems, Inc. was assigned to Goodwill.

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

October 2021
Consideration paid:
Total cost	$500,000
Net assets acquired:
Cash	(51,806)
Accounts receivable	(36,928)
Fixed assets - net	(5,798)
Lease deposits	(5,800)
Amex - CC	9,353
Deferred revenue	6,646
Accrued interest	167
Note payable	30,816
Total book value	(53,349)

Total net assets acquired when purchasing interlinkONE, Inc.	446,651
Consideration paid in excess of the fair value (Product development costs1)	$446,651
(1)The excess of the net fair value of assets acquired and liabilities assumed from purchase of interlinkONE was assigned o product development costs.

The consolidated financial statements include the transactions of its wholly owned subsidiaries – Interactive Systems Inc and interlinkONE Inc, incorporated in the Company’s books of accounts.

6.PRODUCT DEVELOPMENT COSTS

	Total		Total	Total	Amortization	Amortization	Net
	Costs	Additions	Total Costs	Amortization	Quarter End.	9-Months Ended	Book Value
	12/31/2022	2023	09/30/2023	12/31/2022	09/30/2023	09/30/2023	09/30/2023
Ameritek	$ 120,000	$ -	$ 120,000	-	$ 2,000	$ 6,000	$ 114,000
interlinkONE	446,651	-	446,651	37,221	7,444	22,333	387,097
interlinkONE	36,071	-	36,071	1,202	601	1,804	33,065
Total costs	$ 602,722	$ -	$ 602,722	$ 38,423	$ 10,045	$ 30,136	$ 534,163

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

As of September 30, 2023, Ameritek owed $23,511 for this short-term debt, representing $21,000 principal and $2,511 interest. As of December 31, 2022, Ameritek owed $23,167 for this short-term debt, representing $21,000 principal and $2,167 interest.

8.PROMISSORY NOTES

Promissory notes consist of the following at September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
Total promissory notes	$1,589,386	$1,755,899
Less: current portion	-	-
Promissory notes, less current portion	$1,589,386	$1,755,899

The Company utilizes its available lines of credit with related parties to justify the long-term classification of the current portion of third-party debt. The available lines of credit with related parties are listed in the table in Note 10. As such, the current portion of long-term debt totaling $89,097 as of September 30, 2023, is recorded as a long-term liability in the balance sheet. The Company recorded accrued interest expense of $108,383 on promissory notes for the nine months ended September 30, 2023 and $424,675 for the year ended December 31, 2022.

9.RELATED PARTIES

Management agreement

On November 12, 2020, in consideration of the services provided and to be provided, Ameritek entered into a management agreement with Epazz, Inc. (“Epazz”), a Wyoming corporation and related party, for a forty-five (45%) percent mark-up per month of the total expenses generated with a minimum annual fee of $350,000. Epazz, Inc. is a company controlled by Shaun Passley, Ameritek Ventures’ Chief Executive Officer. Ameritek shall pay the minimum fee via a convertible promissory note.

There were no expenses for the development and support services for the nine months ended September 30, 2023. As per the management services agreement between Ameritek Ventures, Inc. and Epazz Inc., Epazz shall charge a 45% markup per month of the total expenses generated.

For the year ended December 31, 2022, the development and support expenses included $666,000 charged by Epazz, Inc. under the management services agreement between Ameritek and Epazz. As per the management services agreement between Ameritek Ventures, Inc. and Epazz Inc., Epazz shall charge a 45% markup per month of the total expenses generated.

The $666,000 expenses consisted of

•Engineering services of $306,000, and

•Software development fees of $360,000.

Stock issuances

On November 12, 2020 Ameritek also issued 10,000,000 Preferred Series B voting control shares to Epazz, Inc, as an engagement fee, consistent with the terms of the agreement. Epazz, Inc. owns over 95% of the Company’s voting stock and Shaun Passley, PhD is the majority shareholder of Epazz.

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

Other related party transactions

The Company had an accounts payable balance of $395,849 due to Epazz, Inc. as of September 30, 2023. The Company has advanced funds of $395,849 to various subsidiaries of Epazz, Inc. during the third quarter of 2023. For the presentation purposes, the accounts payable balance due to Epazz was offset with what was advanced, and the net amount payable to Epazz as of September 30, 2023 is $395,849.

As of September 30, 2022 Ameritek paid $270,000 for programming and support and $229,500 for engineering services with Epazz, Inc. Epazz, Inc. provides support for all the platforms the clients run on, including Amazon web services and others.

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

On September 30, 2023, the total amount due under the promissory note was $200,000 and accrued interest of $91,982. The total number of shares of common stock the noteholder could convert was 192,093,421, which is the total amount due of $291,982, divided by $0.0015, or $0.0019 share price at a 20% discount rate. On September 30, 2023, the Ameritek Ventures, Inc. common stock share price was $0.0019 on the https://www.otcmarkets.com/.

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

On September 30, 2023, the total amount due under the promissory note was $572,410 and accrued interest of $93,494. The total number of shares of common stock the noteholder could convert was 451,252632, which is the total amount due of $685,904, divided by $0.0015, or $0.0019 share price at a 20% discount rate. On September 30, 2023, the Ameritek Ventures, Inc. common stock share price was $0.0019 on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note as of September 30, 2023 was $250,000 principal and $115,933 accrued interest. The total amount due under the promissory note as of December 31, 2022 was $250,000 principal and $78,433 accrued interest.

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

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of September 30, 2023. There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of December 31, 2022.

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

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of September 30, 2023. There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of December 31, 2022.

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

There were 60,000,000 Preferred Stock Series C shares authorized, 36,888,972, issued and outstanding as of September 30, 2023. There were 60,000,000 Preferred Stock Series C shares authorized, 36,888,972, issued and outstanding as of December 31, 2022.

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

There were 10,000,000 Preferred Stock Series D shares authorized, and 9,083,630 issued and outstanding as of September 30, 2023. There were 10,000,000 Preferred Stock Series D shares authorized, and 9,083,630 issued and outstanding as of December 31, 2022.

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

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of September 30, 2023. There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of December 31, 2022.

Common Stock

Ameritek has 950,000,000 authorized shares of $0.001 par value Common Stock with cusip number 03078H. The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading. On December 31, 2022, the common stock share price closed at $0.016 per share and the Company had approximately 109 shareholders.

There were 950,000,000 shares of common stock authorized, 514,226,791 issued and outstanding as of September 30, 2023. There were 950,000,000 shares of common stock authorized, 514,226,791 issued and outstanding as of December 31, 2022.

12.LEGAL PROCEEDINGS

On May 6, 2019, Meridian Pacific Holdings, LLC filed a lawsuit against certain directors, officers, affiliates, and the Company for breach of contract and fraud, in the Superior Court of the State of California, County of Los Angeles. The lawsuit alleges that certain officers of the company misrepresented the business and asked for business financing of about $1.6 million for operations from Meridian Pacific and never delivered the fiber optic assets promised. On October 19, 2023 the judge in this case dismissed all claims against Ameritek Ventures, Inc.

On March 6, 2023, the Company filed a lawsuit in the Clark County, Nevada, court against Clinton L. Stokes, III, the former owner of the Company, to settle the matter of shares ownership and that of if the asset coming from Fiber Optic Assets was purchased free and clear of any encumberment from Meridian Financial Group, LLC. Meridian Financial Group, LLC has a claim on the assets in the business of fiber optics previously owned by Clinton L. Stokes III. This case is still pending. There is no trial date set as of the date of this filing.

13.OTHER INCOME

As per the Technology Exclusive License Agreement between Ameritek Ventures, Inc. and ZenaTech, Inc., executed by the Chief Executive Officer of both the companies, Ameritek Ventures issued a license in the first quarter of 2022 for a Robotic Arm Technology to ZenaTech, Inc. for 7% of any and all sales in exchange for stock. ZenaTech, Inc. issued 3,500,000 shares of $0.05 CAD (Canada dollar) par value at $0.24 CAD per share at an exchange rate of $1.2691 USD to $1 CAD, as quoted on https://www.poundsterlinglive.com on January 6, 2022. Ameritek realized the revenue of $661,887 (consideration other than cash) equally from the period January 1 through December 31, 2022. The 7% of revenue share will be realized when the same will be received. This license is perpetual.

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

The Company did not pay any income taxes for the nine-month period ended September 30, 2023 or for the year ended December 31, 2022.

15. SUBSEQUENT EVENTS

On May 6, 2019, Meridian Pacific Holdings, LLC filed a lawsuit against certain directors, officers, affiliates, and the Company for breach of contract and fraud, in the Superior Court of the State of California, County of Los Angeles. The lawsuit alleges that certain officers of the company misrepresented the business and asked for business financing of about $1.6 million for operations from Meridian Pacific and never delivered the fiber optic assets promised. On October 19, 2023 the judge in this case dismissed all claims against Ameritek Ventures, Inc.

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

Business Overview

The Company was organized on December 27, 2010, under the laws of the State of Nevada, as ATVROCKN. On June 20, 2017, the Company changed its corporate name to Ameritek Ventures, Inc (“Ameritek Ventures” or “Ameritek” or the “Company”)

Ameritek is a group of companies that provides various world-class software and hardware products and services beneficial to businesses, organizations, and governments. We have an established presence in the warehouse solutions market. With Interactive Systems, Inc. we provide software inventory management and with interlinkONE, Inc. we provide SaaS cloud-based solutions for warehouse and inventory fulfillment. We manufacture and innovate advanced technological developments in the medical industry, such as the DittoMask high filtration mask and FlexFridge portable medical use mini-fridge. We also develop blockchain technology software programs under WebBeeO and CordTell companies. Furthermore, Ameritek Ventures explores augmented reality technology with Passley, Inc., and Augmum, Inc. Meanwhile, our vertical landing aircraft service from AeroPass, Inc. takes ZenaDrone technology to a higher level with members-only passenger first-class transport across cities. Ecker Capital, LLC, is our merger and acquisition division. The Company also recently created a new business, Equock, Inc., with which the Company will develop an electric bicycle with focus on the growing online delivery industry.

Business Strategy

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the nine months period ended September 30, 2023.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included herein for the nine months ended September 30, 2023.

Results of Operations

For the three months ended September 30, 2023 and 2022

Ameritek had operating revenue of $186,337 for the three-month period ended September 30, 2023 a decrease of $389,129, or 68%, as compared to the three months ended September 30, 2022. This decrease was due to not benefiting from many one-time projects that the Company billed during the same period in 2022.

Expenses followed the same downward trend. Total general and administrative expenses were $187,388 for the third quarter 2023, a decrease of $492,958 or 72% as compared the same third quarter in 2022.

Ameritek incurred $105,548 development and support services expenses in the third quarter of 2023, which decreased by $442,112 or 81% from the same period of 2022. The Company’s general and administrative expenses stayed about the same around $70,000 during the quarter ended September 30, 2023, as compared to 2022. Subcontracted labor for annual software licenses and support and maintenance of subscriptions was $Nil for the third quarter of 2023 as compared to $9,489 for the same period of 2022. Depreciation and amortization decreased by 81% or $43,130, a result of having less product and development costs to amortize during the third quarter of 2023 than during the same period of 2022.

Net operating loss before other income was $1,051 for the third quarter ending 2023 as compared to $104,880 for the same period of 2022, a positive net change of $103,829. While the Company did not have as much revenue in 2023, it did not incur as many expenses either.

During the third quarter 2023, other income decreased by $165,610. Interest expenses stayed about the same at about $37,600 and the Company had no income from Robotic Arm Technology, as compared to $165,472 reported during the third quarter of 2022. During 2022 the Company recognized other revenue of $661,886 for permanent licensing of the Robotic Arm Technology to ZenaTech, Inc., a related party, earned each quarter equally in 2022. ZenaTech, Inc.’s controlling shares are owned equally by Epazz, Inc. and Shaun Passley, PhD. Shaun Passley, PhD is the President of both Ameritek and Epazz, Inc., their Chief Executive Officer and majority shareholder.

Ameritek had a net loss before other income of $38,756 for the third quarter of 2023 as compared to a net income of $23,025 from the third quarter of 2022.

For the nine months ended September 30, 2023 and 2022

Ameritek had operating revenue of $702,936 for the nine months ended September 30, 2023, a decrease of $102,304, or 13%, as compared with same period ending September 30, 2022. This decrease is due to having less one-time projects and settling into normal operations cycle during the current 2023 nine-months period as compared to the same 2022 period.

Total general and administrative expenses decreased by $508,212 or 43% to $672,817 for the nine-months period ended September 30, 2023 as compared to September 30, 2022. During 2022, Ameritek incurred more development and support and general and administration costs to create the Robotic Arm Technology, while during the same period in 2023 the Company did have them. Ameritek had $406,640 product development costs, $312,699 or 43% less than the prior nine-months period and salaries and benefits went from $11,584 to $277. General and administrative expenses were $102,747 or 35% less during the nine months ended September 30, 2023 as compared to the same period of 2022. Depreciation and amortization decreased by $81,189 or 53% since Ameritek had less product and development costs to amortize during the first three quarters of 2023 than during the same period of 2022. The overall reduction in general and administrative costs resulted in net income before other income of $30,119, as compared to a net loss of $375,789 in 2022.

Other income decreased by $495,306 since there was no other income of $496,414 for the Robotic Arm Technology licensing in the first three quarters of 2023 and interest expenses stayed the same at about $112,700.

Ameritek had a net loss of $82,596 for the first three quarters ended September 30, 2023, while it had a net income of $6,802 for the same nine months period of 2022. This 2023 result reflects the Company not benefiting from the other income from the Robotic Arm Technology.

As of September 30, 2023 the Company had an accumulated deficit of $(2,402,495), and as of December 31, 2022 the deficit was $(2,320,349). As of September 30, 2023 the Company had working capital of $(1,825,604), while as of December 31, 2022, it was $(1,649,090), a decrease of $176,514. Working capital is current assets minus current liabilities. Working capital decrease was reflected by a decrease in total current assets of $292,312 and a decrease in total current liabilities of $115,798. Total current assets decreased in 2023 due to an accounts receivable decrease of $299,060, as the Company did not have as many one-time projects to bill. The total current liabilities decrease of $115,798 resulted from a decrease in accounts payable of $24,730 and in accruals of $221,572 and an increase in deferred revenue of $130,504 and no change in the short-term debt. All changes were within normal operational range for Ameritek.

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

	Nine months ended September 30,
	2023	2022	Change ($)
Cash flow (used in) provided by operating activities	$173,259	$234,891	$(61,632)
Cash flow (used in) provided by investing activities	$–	$(36,071)	$36,071
Cash flow (used in) provided by financing activities	$(166,513)	$(266,250)	$(59,737)

Operating activities

Cash flow provided by operating activities for the nine months ended September 30, 2023 was $173,259, while cash flow provided by operating activities for the nine months ended September 30, 2022 was $234,891. This is due to an increase in the net loss by $89,398, less amortization and depreciation due to less product development costs and increase in other income from sale of patent of $496,415 and seasonal increase in accounts receivable by $157,817 partly offset by a decrease in accounts payable of $395,543 and $130,293 in deferred revenues.

Investing Activities

There was no investing activity during the first three quarters ending September 30, 2023. During the same 2022 period the Company acquired $36,071 in computers and furniture.

Financing Activities

Cash outflow used by financing activities was $166,513 for the nine months period ended September 30, 2023, while cash outflow used by financing activities was $226,250 for the same nine months of 2022. The inflow of $28,313 represents proceeds from long-term debt and the outflow of $194,826 was for the repayment of long-term debt.

Cash and Cash Equivalents

The Company had $7,497 in cash as of September 30, 2023, as compared with $751 as of December 31, 2022. Ameritek continues to rely on borrowings to finance its working capital needs.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

During the nine months period ended September 30, 2023, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2023 and for the year ended December 31, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

On May 6, 2019, Meridian Pacific Holdings, LLC filed a lawsuit against certain directors, officers, affiliates, and the Company for breach of contract and fraud, in the Superior Court of the State of California, County of Los Angeles. The lawsuit alleges that certain officers of the company misrepresented the business and asked for financing the business for approximately $1.6 million for operations from Meridian Pacific and never delivered the fiber optic assets promised. On October 19, 2023 the judge in this case dismissed all claims against Ameritek Ventures, Inc.

On March 6, 2023, the Company filed a lawsuit in the Clark County, Nevada, court against Clinton L. Stokes, III, the former owner of the Company, to settle the matter of shares ownership and that of if the asset coming from Fiber Optic Assets was purchased free and clear of any encumberment from Meridian Financial Group, LLC. Meridian Financial Group, LLC has a claim on the assets in the business of fiber optics previously owned by Clinton L. Stokes III. This case is still pending. There is no trial date set as of the date of this filing.

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

AMERITEK VENTURE, INC.

Dated: November 14, 2023	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman