Form 10-K
period 2023-12-31
Ameritek Ventures, Inc.
filed 2024-04-01
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2023

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

(312) 239-3574

(Issuer’s telephone number)

Securities registered pursuant to section 12(g) of the Act:

COMMON STOCK $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

 As of December 31, 2023, the Company had 554,226,791 outstanding shares of its common stock, par value $0.001.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, of Part II of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results.

TABLE OF CONTENTS

PART I4

Item 1. Business.4

Item 1A. Risk Factors.4

Item 1B. Unresolved Staff Comments.4

Item 2. Properties.4

Item 3. Legal Proceedings.4

Item 4. Mine Safety Disclosures.5

PART II6

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.6

Item 6. [Reserved]6

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations6

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.7

Item 8. Financial Statements and Supplementary Data.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.26

Item 9A. Controls and Procedures.26

Item 9B. Other Information.26

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections26

PART III27

Item 10. Directors, Executive Officers and Corporate Governance.27

Item 11. Compensation.27

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.28

Item 13. Certain Relationships and Related Transactions, and Director Independence.29

Item 14. Principal Accountant Fees and Services.29

PART IV31

Item 15. Exhibit and Financial Statements Schedules.31

Item 16. Form 10-K Summary31

PART I

Item 1. Business.

The Company was organized on December 27, 2010, under the laws of the State of Nevada, as ATVROCKN. On June 20, 2017, the Company changed its corporate name to Ameritek Ventures, Inc (“Ameritek Ventures” or “Ameritek” or the “Company”). Ameritek is a group of companies that provides various world-class software and hardware products and services beneficial to businesses, organizations, and governments. We have an established presence in the warehouse solutions market. With Interactive Systems, Inc. we provide software inventory management and with interlinkONE, Inc. we provide SaaS cloud-based solutions for warehouse and inventory fulfillment. We manufacture and innovate advanced technological developments in the medical industry, such as the DittoMask high-filtration mask. We also develop blockchain technology software programs under WebBeeO and CordTell companies. Furthermore, Ameritek Ventures explores augmented reality technology with Augmum, Inc. Meanwhile, our vertical landing aircraft service from AeroPass, Inc. takes ZenaDrone technology to a higher level with members-only passenger first-class transport across cities. Ecker Capital, LLC is our merger and acquisition division. ESM Software, Inc. is a software technology provider specializing in developing business strategy management solutions. The Company also recently created a new business, Equock, Inc., with which Ameritek will develop an electric bicycle with a focus on the growing online delivery industry.

Item 1A. Risk Factors.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 1B. Unresolved Staff Comments.

The Company is neither an accelerated ﬁler nor a large accelerated ﬁler, as deﬁned in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), nor is it a well-known seasoned issuer as deﬁned in Rule 405 of the Securities Act (§230.405 of this chapter), and as such is not required to provide the information required by this item.

Item 2. Properties.

Our principal executive offices are located at 325 N Milwaukee Ave Suite G1, Wheeling, IL 60090, which we lease for $375 per month on a month-to-month basis with a 30-day notice, provided if either party does not terminate the agreement within (30) days prior to the end of the initial term, the lease shall automatically renew for successive one (1) month periods on the same terms. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. The company has a share office at 401 Ryland Street, Suite 200A Reno, NV 89502.

Item 3. Legal Proceedings.

There are three pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of voting securities of our company, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

The three proceedings are:

a)Ameritek Ventures vs Clinton Stokes for recovery of assets, Clinton Stokes failed to provide evidence he own the IP Assets. This case is currently in Nevada court. Custodian has unable to located the IP Assets for optic fiber technology. Custodian determine that agreements between Wesley Poff and Merdian Pacific Holdings prevented Clinton Stokes from owning the IP Assets. The Company’s goals is to cancel Clinton Stokes’s cancels and recover the $100,000 payment and legal fees.  As February 2024, the case is back on track and the trial has been schedule for May 2024.

b)Shaun Passley vs. Ameritek Ventures, Inc. for appointing Custodian, Shaun Passley was appointed Custodian and was elected CEO of Ameritek Ventures case is still pending as the judge is still ruling in the Meridian Pacific Case. With Meridian Pacific’s case dismissed against Ameritke Ventures, the Custodian case will soon be concluded.

c)Case Dismissed: Merdian Pacific Holding vs Ameritek Ventures, ie promissory notes, Merdian Pacific failure to provide evidence that they wire the funds to Ameritek Ventures. Ameritek Ventures has no records of the funding from the promissory notes. Merdian Pacific Holding dismissed their case against Ameritek Ventures. Ameritek Ventures may file a lawsuit against Merdian Pacific Holding, its Principal and the law firm representing the company in order recover its legal cost.

The flow of the proceedings is as follows:

We were incorporated on December 27, 2010 as ATVROCKN, a Nevada corporation. On June 20, 2017, our corporate name was changed to Ameritek Ventures. Under our original business plan, it was our intention to market a "housing molding" product to place audio equipment and lighting on 4-wheel drive vehicles such as All Terrain Vehicles (“ATV”) and Utility Terrain Vehicles (“UTV”). As we were undercapitalized, this plan did not succeed.

In August 2017, the Company completed its move into a new production and design facility in Roanoke, Virginia. On August 30, 2017, the Company entered into an agreement to acquire fiber optic assets from a former director. However, the assets were never delivered by the former director.

On August 30, 2017, the Company entered into an Asset Purchase Agreement with Clinton L. Stokes, the Company’s current over 10% shareholder, Chief Executive Officer and Principal Executive Officer, whereby 19,770,000 unregistered restricted common shares of stock were approved for issuance by the Board of Directors, along with payment of $100,000, in exchange for fiber optic assets. These assets were never delivered to the company. Documentation shows Mr. Stokes did not own the asset. The company was in Nevada court to cancel these shares.

On November 12, 2020, the Nevada Court ordered, that petitioner Shaun Passley, PhD is appointed custodian of Ameritek Ventures, Inc, (ATVK).

On December 15, 2020, Shaun Passley, PhD. filed a Motion for Declaratory Relief to confirm that the Custodian has authority to cancel the nineteen million seven hundred seventy thousand (19,770,000) shares of the Company common stock held by Mr. Clinton Stokes for the asset purchase agreement entered into on August 30, 2017. The courts also ordered that all claimants and creditors of Ameritek Ventures Inc., shall have thirty (30) days from date of notice (February 10, 2021) to submit under oath, a written proof of claim. Any claimants and creditors of the Company who fail to timely submit Proof of Claim shall be barred from later presenting their claim to the Company. On March 22, 2021, the court denied the motion for declaratory relief due the court belief that this was not the correct procedure for this type of request. Instead, the court set a new court date of April 12, 2021, to set the correct procedures to resolve the cancellation of Mr. Stokes shares.

Concurrently, Meridian Pacific Holding, LLC has filed lawsuit in California over the fiber optics assets and promissory notes. Meridian filed the lawsuit, against Mr. Stokes, Mr. James Wesley Poff, and two other former officers of the Company over the Fiber Optic assets. Based on the lawsuit records, Mr. Stokes could not have legally delivered or transferred the Fiber Optic assets as the asset was encumbered by PPB Engineering Services Inc, which is a company owned by Mr. James Wesley Poff. Although the Company was named as a defendant in the California lawsuit, Meridian Pacific Holding, LLC, submitted their proof of claims in the Nevada court, therefore the Nevada court holds jurisdiction over the matter.

On March 11, 2021, a total of six claimants provided proof a claim totaling $4.5 million in claims and $283,383 in attorney’s fees. Claimant, Nottingham Properties LLC. has agreed to a total payment of $7,200 in exchange for the total extinguishment of $73,739 debt. Claimant, Meridian Pacific Holding, LLC file a proof of claim of $396,350 and attorneys fee claim of $217,635. Meridian presented to the court documentation in the form of a promissory note for $350,000 dated August 21, 2017, signed by Mr. Stokes. However, the Company’s bank statement does not show that the $350,000 was wired or deposited into the Company’s bank account and no liability is found on any financials filed with the SEC. Mr. Clinton Stokes’s lawyer subsequently confirmed that Meridian did not wire the funds.

The previous President/CEO/Chairman, (Clinton L. Stokes III), V.P./Secretary/Treasurer, (Kenneth P. Mayeaux), and Director/Controller, (Jamie Mayeaux), summited a total of $3.8 million in salary claims and $50,000 in attorneys fee claims. Mr. James Wesley Poff filed a proof of claims of $250,000 in salary due from the Company, however Mr. Wesley Poff did not provide the court with supporting documentation of salary due. In addition, when Mr. Wesley Poff filed for bankruptcy in Federal Court, he did not list the claim as an asset.

The Company has disputed these claims by providing the Company’s May 31, 2018, Audited 10-K to the last 10-Q file to the SEC on May 14, 2019. These financial statements prepared and submitted to the SEC by the three prior officer claimants, show zero compensation owed to all four claimants. Subsequently, all officers of the Company resigned with Mr. Stokes being the last to submit his resignation to the SEC on Form 8-K on March 24, 2020.

There are five convertible notes as of from the prior administration which the company is disputing because these loans maybe illegal based on New York law. The custodian filed legal action in Clark County, Nevada court to start discovery on the claim on December 16th, 2020. This claim was dismissed by Clark County, Nevada, court on May 12, 2021.

Ameritek recognized gain on extinguishment of debt of $646,000 related to these convertible notes in 2021.

On January 25, 2021, the Company filed a lawsuit in the Clark County, Nevada, court against Clinton L. Stokes, III, to settle the matter of shares ownership and that of if the asset coming from Fiber Optic Assets was purchased free and clear of any encumberment from Meridian Financial Group, LLC. During March 2023, the Clark County, Nevada Court set the trial date for May 2024.

The Median Pacific Holding case was dismissed in October 2023.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock of the Company is currently trading on the Pink Sheets under the symbol “ATVK.” The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2023:
First Quarter	$0.0048	$0.0011
Second Quarter	$0.0142	$0.0068
Third Quarter	$0.0056	$0.0011
Fourth Quarter	$0.0030	$0.0011

Fiscal year ended December 31, 2022:
First Quarter	$0.0042	$0.0014
Second Quarter	$0.0037	$0.0010
Third Quarter	$0.0045	$0.0010
Fourth Quarter	$0.0028	$0.0010

Holders

As of December 31, 2023, there were 554,226,791 shares of common stock outstanding, which were held by approximately 111 record holders. In addition, there were 7,488,730 shares of our Series A Convertible Preferred Stock outstanding, which were held by one record holders, 10,000,000 shares of our Series B Convertible Preferred Stock outstanding, which were held by one record holder; 59,988,972 shares of our Series C Convertible Preferred Stock outstanding, which were held by six record holder; 9,083,630 shares of our Series D Convertible Preferred Stock outstanding, which were held by six record holder, and 23,000,000 shares of our Series E Convertible Preferred Stock outstanding, which were held by one record holder.

 Dividends

Through December 31, 2023, except for dividends due on our Preferred Stock, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended December 31, 2023, and 2022

Ameritek had operating revenue of $949,438 for the year ended December 31, 2023, as compared to $1,076,286 for the year ended December 31, 2022, a decrease of $126,848, or 12%. This decrease was due to not benefiting from many one-time interlinkONE projects that the Company billed during 2022 and the Company settling into normal operations levels.

Expenses decreased as the Company is now using the proprietary server from Epazz, Inc. and not loaning cloud space from third party vendors. Total general and administrative expenses were $822,896 for 2023, a decrease by $535,594 or 38% as compared to expenses incurred during 2022. Of this, development and support expenses were lower by $385,587 or 43% in 2023 since Ameritek had less software and programming done than in 2022. Salaries and benefits were reduced completely since the Company now uses contracted labor when needed. Total general and administrative expenses were $223,505 during 2023. In the previous year these expenses were $76,129 more. Depreciation and amortization expenses were also down by $122,301 from $204,941. All expenses were into a normal level during 2023.

Net operating income before other income was $120,542 for 2023 as compared to a net loss of $342,204 for 2022, a positive net change of $462,746. This result is due to reducing expenses significantly in 2023.

Other income decreased by $661,886 during 2023. Interest expenses increased to $185,452 in 2023 from 152,803 in 2022 and the Company had no income from Robotic Arm patent as compared to $661,886 reported during 2022. The Company recognized other revenue of $661,886 for permanent licensing of the Robotic Arm patent to ZenaTech, Inc., a related party. ZenaTech, Inc.’s controlling shares are owned equally by Epazz, Inc. and Shaun Passley, PhD. Shaun Passley, PhD is the President of both Ameritek and Epazz, Inc., their Chief Executive Officer and majority shareholder.

Ameritek had a net loss $58,910 during 2023 as compared to a net income of $166,879 realized during 2022. This decrease is due to factors explained above.

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

	Twelve months ended December 31,
	2023	2022	Change ($)
Cash flow (used in) provided by operating activities	$(23,009)	$278,115	$(301,124)
Cash flow (used in) provided by investing activities	$–	$36,071	$(36,071)
Cash flow (used in) provided by financing activities	$27,876	$(269,979)	$297,855

Operating activities

Cash flow provided by operating activities had a total outflow of $23,009 for the year ended December 31, 2023, while for 2022 the cash inflow provided by operating activities was $278,115. This is due to having a net loss of $58,910, a decrease of accounts payable of $610,913 partially offset by an increase of flow of $661,886 from not having purchased a patent in 2023. Other changes were a decrease of amortization and depreciation of $122,301 in 2023 compared to 2022 due to less product development costs to amortize and the deferred revenue decreased by $376,615 due to more revenue being recognized during 2023.

Investing Activities

There was no investing activity during the year ending December 31, 2023. The Company had an outflow of cash of $36,071 used to purchase computers and furniture during 2022.

Financing Activities

Cash inflow used by financing activities was $27,876 for the year ended December 31, 2023, while cash outflow used by financing activities was $269,979 for 2022. This difference represents the increase by $243,613 of proceeds from long-term debt and the outflow of $215,737 was for the repayment of long-term debt.

Cash and Cash Equivalents

The Company had $5,618 in cash as of December 31, 2023, as compared with $751 as of December 31, 2022. Ameritek continues to rely on borrowings to finance its working capital needs.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

There were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows during the year ended December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Furnish the information required by Item 305 of Regulation S-K (§ 229.305 of this chapter).

Item 8. Financial Statements and Supplementary Data.

Following are the financial statements of Ameritek Ventures as of December 31, 2023, and December 31, 2022.

A-6, Maharani Bagh
New Delhi-110065
Ph. : 011-41626470-71
Mob. : 9810939245
E-mail : info@bansalco.com
Website : www.bansalco.com

BANSAL & CO LLP
CHARTERED ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Ameritek Ventures Inc., Las Vegas,Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ameritek Ventures Inc.(the "Company") as of December 31, 2023, and December 31, 2022, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company *as of* December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a Chartered Accountants firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are requiredto be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

BANSAL & CO LLP New Delhi Chartered Accountants

Mumbai : Premises No. 7 & 8, Ground Floor, Wing-A, Raghavji Building, 15/17, Raghavji Road, Gowalia Tank, Mumbai-400026, Mob.: +91 9971490195
Bhopal : Nyaya Sangat, E-7/119, IInd Floor, Lala Lajpat Rai Society, Arera Colony, Bhopal-462016 (MP) Ph. : 0755-4076725, 2769224/5, Mob.: +91 9810006918

Bansal & Co. LLP – PCAOB# 2807

New Delhi, India

AMERITEK VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$5,618	$751
Accounts receivable, net	132,380	374,003
Prepaid expenses	1,519	1,519
Total current assets	139,517	376,273
Property and equipment, net	-	-
Long-term assets:
Commitment fees (lines of credit)	35,112	-
Investment in securities	661,886	661,886
Patent	250,000	250,000
Product development, net	524,117	-
Goodwill	2,184,715	2,791,472
Total long-term assets	3,655,830	3,703,358
Total assets	$3,795,347	$4,079,631
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$987,071	$1,191,025
Accrued interest and expenses	547,204	426,842
Deferred revenue	151,005	386,496
Short-term debt	21,000	21,000
Total current liabilities	1,706,280	2,025,363
Long-term liabilities:
Long term debts	1,933,448	1,755,899
Total liabilities	3,639,728	3,781,262
Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 59,988,972 and 36,888,972 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	599,890	368,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 950,000,000 shares authorized, 554,226,791 and 514,226,791 issued and outstanding at December 31, 2023 and December 31, 2022 , respectively	554,227	514,227
Additional paid in capital	885,038	1,239,878
Accumulated deficit	(2,379,259)	(2,320,349)
Total stockholders' equity	155,619	298,369
Total liabilities and stockholders' equity	$3,795,347	$4,079,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

S.K. Bansal	Shaun Passley
Partner	Director
Date: 03/29/2024	Date: 03/29/2024
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended

December 31, 2023 and December 31, 2022

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Revenue: Operating Revenue	$949,438	$1,076,286

Expenses:
Development and support	516,474	902,061
General and administrative	223,505	299,634
Salaries and benefits	277	11,854
Depreciation and amortization	82,640	204,941
Total operating expenses	822,896	1,418,490

Operating income (loss)	126,542	(342,204)

Other income (expense):
Income from Robotic Arm	-	661,886
Interest (expense) income	(185,452)	(152,803)
Total other income (loss):	$(185,452)	$509,083
Net (loss)/income for the year:	(58,910)	166,879
Net income (loss) per common share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
Shares used in computing earnings per share
Basic	554,226,791	514,226,791
Diluted	554,226,791	514,226,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

S K Bansal

Partner

Date:  03/29/2024

Place: New Delhi, India

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT

AND STOCKHOLDERS' EQUITY

For the years ended

December 31, 2023 and December 31, 2022

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,481,091)	$131,490
Net income year ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	-	-	-	$166,879	$166,879
Balance, December 31, 2022	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,320,349)	$298,369
Commitment fees (LOC)	-	-	—	-	23,100,000	$231,000	—	-	—	-	—	-	$(194,040)	-	$36,960
Debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	$(164,000)	-	$(164,000)
Debt conversion to common stock	-	-	—	-	—	-	—	-	—	-	40,000,000	$40,000	3,200	-	$43,200
Net loss year ended, December 31 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	$(58,910)	$(58,910)
Balance, December 31, 2023	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	554,226,791	$554,227	$885,038	$(2,379,259)	$155,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

S K Bansal

Partner

Date: 03/29/2024

Place: New Delhi, India

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended

December 31, 2023 and December 31, 2022

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(58,910)	$166,879
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	82,640	204,941
Sale of patent	-	(661,886)
Amortization of LOC commitment fees	1,848	-
Decrease (increase) in assets:
Accounts receivable	241,623	(119,898)
Prepaid expenses	-	22,778
Increase (decrease) in liabilities:
Accounts payable	(203,954)	406,959
Accrued interest	149,235	117,218
Deferred revenues	(235,491)	141,124
Net cash flow provided by operating activities	(23,009)	278,115
Cash flows from investing activities:
Product development expenditures	-	(36,071)
Net cash flow (used in) investing activities	-	(36,07)1
Cash flows from financing activities:
Proceeds from long-term debt	243,613	37,000
Repayment of long-term debt	(215,737)	(306,979)
Net cash flow (used in) financing activities	27,876	(269,979)
Net increase (decrease) in cash	4,867	(27,935)
Cash - beginning	751	28,686
Cash - ending	$5,618	$751
Supplemental cash flow information
Cash paid for interest	$152,715	$152,803
Cash paid for taxes	-	444
Non-cash investing and financing activities:
Sale of drone patent for common stock	$-	$661,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

S K Bansal

Partner

Date: 03/29/2024

Place: New Delhi, India

1.GENERAL ORGANIZATION AND BUSINESS

The Company was organized on December 27, 2010, under the laws of the State of Nevada, as ATVROCKN. On June 20, 2017, the Company changed its corporate name to Ameritek Ventures, Inc (“Ameritek Ventures” or “Ameritek” or the “Company”).

Ameritek is a group of companies that provides various world-class software and hardware products and services beneficial to businesses, organizations, and governments. We have an established presence in the warehouse solutions market. With Interactive Systems, Inc. we provide software inventory management and with interlinkONE, Inc. we provide SaaS cloud-based solutions for warehouse and inventory fulfillment. We manufacture and innovate advanced technological developments in the medical industry, such as the DittoMask high-filtration mask. We also develop blockchain technology software programs under WebBeeO and CordTell companies. Furthermore, Ameritek Ventures explores augmented reality technology with Augmum, Inc. Meanwhile, our vertical landing aircraft service from AeroPass, Inc. takes ZenaDrone technology to a higher level with members-only passenger first-class transport across cities. Ecker Capital, LLC is our merger and acquisition division. ESM Software, Inc. is a software technology provider specializing in developing business strategy management solutions. The Company also recently created a new business, Equock, Inc., with which Ameritek will develop an electric bicycle with a focus on the growing online delivery industry.

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

Long-lived Assets

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized as equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

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

Maintenance and repairs will be charged to expenses as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

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

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company has debt instruments that require fair value measurement on a recurring basis.

Intangible Assets and Intellectual Property

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into consideration events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. The Company’s accumulated amortization expense on intangible assets totaled $441,326 for the year ended December 31, 2023, and $358,687 for the year ended December 31, 2022.

(a)Product Development

During the fourth quarter of 2022, certain historical accounts have been reclassified to comply with their treatment according to ASC. What was classified as goodwill in 2021 is classified as product development for 2022. Upon further consideration, discussion and review, the Company has reverted to its previous classification of goodwill, separating goodwill from product development during 2023. Goodwill is not being amortized.

(b)Patent

The Company has a US patent 9217598B2 for FlexFridge, a foldable refrigerator, acquired with the Bozki merger. The patent is not being amortized because we have not put it into production yet. However, we will amortize it when it goes into production.

Ameritek Ventures sold in the first quarter of 2022 a drone patent in exchange for 3,500,000 common shares per share Canadian to ZenaTech, Inc, a related party, at the exchange rate of 1.2691 $US to CAN$, as listed by https://www.poundsterlinglive.com/. Ameritek realized $661,887 revenue from this sale equally from the period January 1 through December 31, 2022.

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

The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company's evaluation of goodwill completed during the past periods resulted in no impairment losses for the year ended December 31, 2023.

Change in accounting policy for goodwill during financial statements made during fiscal year 2023

The Company acquired Interactive Systems, Inc. in May 2021. The cost of the acquisition in excess of net tangible assets was $775,761. Of this amount, $362,721 was associated with product development and amortized over a period of just under two years, which corresponds to the useful life of the asset. The remaining amount of $413,039 is associated with goodwill. Product development cost was determined based on the cost the Company would have incurred to develop the software acquired. Amortization expense was recorded correctly during the period since acquisition.

The Company incorrectly recorded the net product development cost as goodwill on the balance sheet and in the associated footnotes. Accordingly, goodwill on the balance sheet as of December 31, 2022 was reduced by $42,457 and product development cost was increased by a net amount of $42,457. The amount of the reclass as of December 31, 2022 included gross intangible of $362,721 and accumulated amortization of $320,264. Product development costs associated with this asset as of December 31, 2021 included gross intangible of $362,721 and accumulated amortization of $150,435, which is a net asset of $212,286.

During the fourth quarter of 2022, certain historical accounts have been reclassified to comply with their treatment according to ASC. What was classified as goodwill in 2021 is classified as product development for 2022. Upon further consideration, discussion and review, the Company has reversed its previous classification of goodwill, separating goodwill from product development. There was no change in the accounting treatment. The Company has made various acquisitions and mergers historically. In the years of acquisitions/mergers, the Company has treated excess consideration paid in acquisition as product development (intangible other than goodwill) or goodwill. Although the same treatment was applied under the account title ‘Goodwill’ until September 2022, but was treated as product development, an intangible other than goodwill. In December 2022, the Company changed the nomenclature of this account from goodwill to product development.

The Company changed its accounting policy of classification of excess amount paid in the various acquisitions and mergers from product development (intangible other than goodwill) to goodwill for the financial statements as of June 30, 2023 and revised the useful life of reclassified product development cost in case of Interactive Systems, Inc.

The Company went to its original classification of goodwill in 2023. It does notcurrently amortize goodwill. There is no effect in the quarter ending December 31, 2023, due to going back to the original treatment period of goodwill. The previous year's figures of December 31, 2022, are for twelve months in the balance sheet and have not been reinstated for the adjustments for change in the accounting of goodwill and product development. This is because of the change in the adjustments as stated in the above paragraphs have been carried out in the current year. This was decided by the company in the current period.

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

Our Company sells software with the following terms, twelve months, six months, three months and one month. Ameritek earns its revenue with the passage of time. Any unearned revenue is classified as deferred revenue. For each reporting period we prepare a schedule to separate the revenue earned from the deferred revenue and book the deferred amount. Deferred revenue are payments received from customers for products or services that have not been delivered yet. There are no costs associated with the deferred revenue since all the costs are incurred in day-to-day operations and through the passage of time.

We had $151,005 of outstanding performance obligations comprised of deferred revenue as of December 31, 2023. Ameritek expects to recognize approximately 25% in the first quarter of 2024, 25% in the second quarter of 2024 and the remaining thereafter. The amount transferred to revenue from deferred revenue during 2023 was $235,491.

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

Collection Policy

When all collections activities are exhausted and an account receivable is deemed uncollected, the company creates a reserve in the allowance for doubtful accounts. Based on management experience, which may involve obtaining a legal opinion on its collectability, the company will then write off the amount uncollectible by reducing the allowance for doubtful accounts.

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

Advertising

Advertising is expensed when incurred. Ameritek spent $7,212, and $35,376, on advertising for the years ended December 31, 2023, and 2022.

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

Bansal & Co. LLP served as our principal independent public accountant for reporting fiscal year ended December 31, 2023.

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

The following schedules summarize the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2023 and December 31, 2022.

	Fair Value Measurements as of December 31, 2023
	Level 1		Level 2	Level 3
Assets
ZenaTech securities		$-	$661,886		$-
Total assets			661,886
Liabilities
Short-term debt		-	21,000		-
Long-term debt, including current portion		-	1,933,448		-
Total liabilities	$		$(1,954,448)	$

	Fair Value Measurements as of December 31, 2022
	Level 1		Level 2	Level 3
Assets
ZenaTech securities		$-	$661,886		$-
Total assets			661,886
Liabilities
Short-term debt		-	21,000		-
Long-term debt, including current portion		-	1,755,899		-
Total liabilities	$		$(1,776,899)	$

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2023, and 2022.

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the years ended December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
Furniture and fixtures	$7,694	$7,694
Computer and equipment	28,568	28,568
Software	4,200	4,200
Assets held under capital leases	2,783	2,783
Total property and equipment	43,245	43,245
Less: accumulated depreciation	(43,245)	(43,245)
Net property and equipment	$-	$-

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

May 2021
Consideration paid:
Total cost	$675,000
Net assets acquired:
Additional paid-in capital	(235,012)
Capital stock	(35,926)
Owners - fractional stock purchase	88,902
Retained earnings at December 31, 2020	352,609
Treasury stock	33,326
Retained earnings January 1, 2021 to May 14, 2021	(103,138)
Total net assets acquired when purchasing Interactive Systems, Inc.	(100,761)
Consideration paid in excess of fair value (Goodwill1)	$775,761
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

October 2021
Consideration paid:
Total cost	$500,000
Net assets acquired:
Cash	(51,806)
Accounts receivable	(36,928)
Fixed assets - net	(5,798)
Lease deposits	(5,800)
Amex - CC	9,353
Deferred revenue	6,646
Accrued interest	167
Note payable	30,816
Total book value	(53,349)
Total net assets acquired when purchasing interlinkONE, Inc.	446,651
Consideration paid in excess of the fair value (Product development1)	$446,651
(1)The excess of the net fair value of assets acquired and liabilities assumed from purchase of interlinkONE was assigned to product development.

The consolidated financial statements include the transactions of its wholly owned subsidiaries – Interactive Systems Inc and interlinkONE Inc, incorporated in the Company’s books of accounts.

6.PRODUCT DEVELOPMENT COSTS

	Total		Total	Beginning	Total		Amortization	Amortization	Net
	Costs	Transfer to goodwill	Total Costs	Book Value	Amortization	Transfer to goodwill	during	Year Ended	Book Value
	12/31/2022	2023	12/31/2023	12/31/2022	12/31/2022	2023	the year	12/31/2023	12/31/2023
Ameritek	120,000	0	120,000	120,000	0		8,000	8,000	112,000
interlinkONE	446,651	0	446,651	409,430	37,221		29,776	66,997	379,654
Boski	235,660	235,660	0	204,238	31,422	200,310	3,928	35,350	0
Boski	1,036,016	1,036,016	0	897,880	138,136	880,613	17,267	155,403	0
VW Win	500,000	500,000	0	433,334	66,666	425,001	8,333	74,999	0
Interactive Systems (a)	775,761	413,039	362,722	691,721	84,040	678,792	12,929	96,969	0
interlinkONE	36,071		36,071	34,869	1,202		2,404	3,606	32,465
	3,150,159	2,184,715	965,444	2,791,472	358,687	2,184,716	82,637	441,324	524,119

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

Ameritek owed $24,596 for this short-term debt, representing $21,000 principal and $3,596 interest as of December 31, 2023. Ameritek owed $23,167 for this short-term debt, representing $21,000 principal and $2,167 interest as of December 31, 2022.

8.LOANS PAYABLE

Ameritek Ventures, Inc. has the following loan payable as of December 31, 2023, and 2022, respectively.

	December 31,	December 31,
	2023	2022
Bozki loan #1	$200,000	$200,000
Bozki loan #2	572,411	572,411
VW Epazz loan	250,000	250,000
SBA Reading Coop loan	3,311	16,040
SBA Interactive Systems loan	500,000	500,000
SBFC LLC loan	42,753	35,951
Cloud Builder note	364,973	-
Less: current portion	-	-
Total promissory notes, less current portion	$1,933,448	$1,755,899

The Company utilizes its available lines of credit with related parties to justify the long-term classification of the current portion of third-party debt. The available lines of credit with related parties are listed in the table in Note 10. As such, the current portion of long-term debt totaling $46,063 as of December 31, 2023 is recorded as a long-term liability in the balance sheet. The Company recorded accrued interest expense of $547,204 on promissory notes for the year ended December 31, 2023 and $424,675 for the year ended December 31, 2022.

Assumption of $200,000 convertible note from Bozki merger

On November 13, 2020, the company merged with Bozki, Inc., assuming a 10-year, convertible note with Epazz, Inc. of $200,000 and accrued interest of $46,648. The original promissory note had an effective date of January 1, 2018, with an interest rate of eight percent (8%) per annum, which interest shall accrue from the effective date until January 1, 2028, unless prepaid prior to this date. The promissory note shall provide for one hundred twenty (120) equal monthly payments commencing one hundred twenty (120) days after April 1, 2018. Payee will have an option to defer 36 monthly payments. The payee will need to provide written notice of how many payments it wishes to defer. The deferred payment(s) will have an interest rate of 10%. On December 1, 2020 both parties agreed to defer payments until January 1, 2028.

On December 31, 2023, the total amount due under the promissory note was $200,000 and accrued interest of $95,982. The total number of shares of common stock the noteholder could convert was 194,725,000, which is the total amount due of $295,982, divided by $0.0015, or $0.0019 share price at a 20% discount rate. On December 31, 2023, the Ameritek Ventures, Inc. common stock share price was $0.0019, as quoted on the https://www.otcmarkets.com/.

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

Assumption of $1,000,000 convertible note from Bozki merger and conversion to $500,000 convertible note

On November 27, 2020, the company merged with VW Win Century, Inc. assuming a 10-year note with Epazz, Inc. of $1,000,000 and accrued interest of $9,078. On September 15, 2021, the Company’s management converted $500,000 of this debt into Ameritek common stock and a nine-year note with principal of $572,411 and 8% annual interest that after 2025 will convert into an amortizing note. On December 1, 2020 both parties agreed to defer payments until January 1, 2028.

On December 31, 2023, the total amount due under the promissory note was $572,411 and accrued interest of $104,942. The total number of shares of common stock the noteholder could convert was 445,626,947, which is the total amount due of $677,353, divided by $0.0015, or $0.0019 share price at a 20% discount rate. On December 31, 2023 the Ameritek Ventures, Inc. common stock share price was $0.0019 as quoted on the https://www.otcmarkets.com/.

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

Assumption of $250,000 note from VW Win Century, Inc. (Previously registered as, FlexFridge, Inc. an Illinois corporation) merger

On November 27, 2020, the company merged with VW Win Century, Inc. (previously registered as FlexFridge, Inc., an Illinois Corporation) assuming note with Epazz, Inc. of $250,000 and accrued interest of $183,566. This note has a 15% interest rate and a maturity date of December 29, 2025. On December 1, 2020 both parties agreed to defer payments until January 1, 2028.

The total amount due under the promissory note as of December 31, 2023 was $250,000 principal and $115,933 accrued interest. The total amount due under the promissory note as of December 31, 2022 was $250,000 principal and $78,433 accrued interest.

Reading Coop loan of $3,311 for interlinkOne

With the acquisition of interlinkOne on May 15, 2021 the Company assumed a loan from the Reading Coop for $27,957. This loan has an interest rate of 6.5% and the Company has been making payments each year to pay it off.

Ameritek paid $12,729 during the year ended December 31, 2023.

The Company paid $11,917 during the year ended December 31, 2022.

SBA loan of $500,000 for Interactive Systems

In March 2021, the Company applied for a Disaster loan to cover expenses and maintain the business during the period of Covid. On October 25, 2021 the Company received $500,000 loan for 30 years with a 3.75% interest. This loan is due September 25, 2051 and interest is accrued each reporting period.

Ameritek has accrued interest of $42,566 and did not make any loan payments for the year ended December 31, 2023.

Ameritek has accrued interest of $22,356 and did not make any loan payments for the year ended December 31, 2022.

SBFC LLC loan for $42,753

Ameritek has a loan with SBFC LLC, DBA Rapid advance with variable interest rate originating on 11/30/2022. The original loan amount was $37,000 and had an interest rate of 59%. The principal amount of the loan was increased by $28,313 representing accrued interest to date in September 2023. The principal amount was $50,462 and the Company made weekly payments of $1,284, and the interest rate was 87%.

Ameritek had a balance of $42,753, accrued interest of $610 and made $46,531 loan payments for the year ended December 31, 2023.

Ameritek had a balance of $35,391, accrued interest of $291 and made $2,595 loan payments for the year ended December 31, 2022.

Cloud Builder, Inc. promissory note of $364,973

The Cloud Builder, Inc. note for $185,000 originated on May 13, 2021 and it had a interest rate of 15% and due date of December 30, 2024. The loan originally had load origination fees of 30,000,000 of common stock paid August 31, 2021. There was a dispute between the lender and the Company, which was settled on October 1, 2023 and this note was reinstated.

The Company entered into a settlement agreement and recorded accrued interest expense of $25,960 in the last quarter of 2023. There were also three conversions of debt to common stock during the month of October 2023 related to this note. For the first conversion Ameritek issued 7,700,000 shares of common stock to Cloud Builder as loan origination fees. For the second and third conversions Ameritek issued 40,000,000 shares of common stock to Cloud Builder as part of the debt settlement (note 9).

Ameritek had a balance of $364,973 on the loan with Cloud Builder, Inc. and had accrued interest expense of $ 28,873 for the year ended December 31, 2023.

9.STOCKHOLDER’S EQUITY AND CONTRIBUTED CAPITAL

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

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of December 31, 2023. There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of December 31, 2022.

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

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of December 31, 2023. There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of December 31, 2022.

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

The Company issued 23,100,000 Preferred Stock C for commitment fees of $36,960 associated with fees related to the lines of credit, consistent with the terms of the agreement. These commitment fees are amortized over a five-year period. The amortization expense is included in the interest expense.

There were 60,000,000 Preferred Stock Series C shares authorized, 59,988,972, issued and outstanding as of December 31, 2023.

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

There were 10,000,000 Preferred Stock Series D shares authorized, and 9,083,630 issued and outstanding as of December 31, 2023. There were 10,000,000 Preferred Stock Series D shares authorized, and 9,083,630 issued and outstanding as of December 31, 2022.

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

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of December 31, 2023. There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of December 31, 2022.

Common Stock

Ameritek has 950,000,000 authorized shares of $0.001 par value Common Stock with cusip number 03078H. The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading. On December 31, 2022 the common stock share price closed at $0.016 per share and the Company had approximately 109 shareholders.

On October 2, 2023 the Company issued 20,000,000 shares of Common Stock for debt conversion to common stock, consistent with the terms of the agreement.

On October 2, 2023 Ameritek issued 7,700,000 shares of Preferred Stock, Series C to GG Mars Capital, Inc., a related party, for debt issuance fees consistent with the terms of the agreement. The President of GG Mars Capital, Inc. is Vivienne Passley, Shaun Passley’s aunt (note 10).

On October 2, 2023 Ameritek issued 7,700,000 shares of Preferred Stock, Series C to Star Financial Corporation, a related party, for debt issuance fees consistent with the terms of the agreement. The President of Star Financial Corporation is Fay Passley, Shaun Passley’s mother (note 10).

On October 2, 2023 Ameritek issued 7,700,000 shares of Preferred Stock, Series C to Cloud Builder, Inc. for debt issuance fees consistent with the terms of the agreement.

On October 2, 2023, the Company settled a note payable for $164,000 which reduced the amount of the additional paid-in-capital for the same amount.

On October 26, 2023 the Company issued 20,000,000 shares of Common Stock for debt conversion to common stock, consistent with the terms of the agreement.

There were 950,000,000 shares of common stock authorized, 554,226,791 issued and outstanding as of December 31, 2023.

There were 950,000,000 shares of common stock authorized, 514,226,791 issued and outstanding as of December 31, 2022.

10.RELATED PARTIES

We organized the related party transactions by total as of December 31, 2023 in the table below according to ASC 850. Readers should refer to the footnotes following the table for a detailed description of all related party transactions.

ASC 850	Related Party	Relationship	Transaction type	Stock as of December 31, 2023	Total dollars as of December 31, 2023
1	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Common stock ownership	79,098,457	-
2	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Preferred C stock ownership	2,000,000	-
3	Epazz, Inc.[1]	Owner of over 95% voting stock	Preferred B stock ownership	10,000,000	-
4	Epazz, Inc.	Owner of over 95% voting stock	Common stock ownership	50,000,000	-
5	Epazz, Inc.[2]	Owner of over 95% voting stock	Management Services Agreement	-	$414,000
6	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Preferred C stock ownership	22,159,336	-
7	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Common stock ownership	18,103,638	-
8	Vivienne Passley	Shaun Passley's family member.	Common stock ownership	300	-
9	Star Financial Corporation	President is Fay Passley, Shaun Passley's family member.	Preferred C stock ownership	22,236,666	-
10	Star Financial Corporation	Fay Passley, President of Star Financial Corporation is Shaun Passley's family member.	Common stock ownership	18,106,005	-
11	Fay Passley	Shaun Passley's family member	Common stock ownership	300	-
12	Craig Passley	Shaun Passley's family member	Preferred C stock ownership	4,800,000	-
13	Craig Passley	Shaun Passley's family member	Common stock ownership	300	-
14	Olga Passley	Shaun Passley's family member	Common stock ownership	300	-
15	Lloyd Passley	Shaun Passley's family member	Common stock ownership	300	-

1 – Epazz, Inc. voting stock is controlled by Shaun Passley, PhD.

2 – For details, see Management Services Agreement with Epazz, Inc. below.

Notes Payable

Assumption of $200,000 convertible note from Bozki merger

On November 13, 2020, the company merged with Bozki, Inc., assuming a 10-year, convertible note with Epazz, Inc. of $200,000 and accrued interest of $46,648. The original promissory note had an effective date of January 1, 2018, with an interest rate of eight percent (8%) per annum, which interest shall accrue from the effective date until January 1, 2028, unless prepaid prior to this date. The promissory note shall provide for one hundred twenty (120) equal monthly payments commencing one hundred twenty (120) days after April 1, 2018. Payee will have an option to defer 36 monthly payments. The payee will need to provide written notice of how many payments it wishes to defer. The deferred payment(s) will have an interest rate of 10%. On December 1, 2020 both parties agreed to defer payments until January 1, 2028.

On December 31, 2023, the total amount due under the promissory note was $200,000 and accrued interest of $95,982. The total number of shares of common stock the noteholder could convert was 192,093,421, which is the total amount due of $291,982, divided by $0.0015, or $0.0019 share price at a 20% discount rate. On December 31, 2023, the Ameritek Ventures, Inc. common stock share price was $0.0019 on the https://www.otcmarkets.com/.

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

Assumption of $1,000,000 convertible note from Bozki merger and conversion to $500,000 convertible note

On November 27, 2020, the company merged with VW Win Century, Inc. assuming a 10-year note with Epazz, Inc. of $1,000,000 and accrued interest of $9,078. On September 15, 2021, the Company’s management converted $500,000 of this debt into Ameritek common stock and a nine-year note with principal of $572,411 and 8% annual interest that after 2025 will convert into an amortizing note. On December 1, 2020 both parties agreed to defer payments until January 1, 2028.

On December 31, 2023, the total amount due under the promissory note was $572,410 and accrued interest of $104,942. The total number of shares of common stock the noteholder could convert was 451,252632, which is the total amount due of $685,904, divided by $0.0015, or $0.0019 share price at a 20% discount rate. On December 31, 2023, the Ameritek Ventures, Inc. common stock share price was $0.0019 on the https://www.otcmarkets.com/.

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

Management agreement with Epazz, Inc.

On November 12, 2020, in consideration of the services provided and to be provided, Ameritek entered into a management agreement with Epazz, Inc. (“Epazz”), a Wyoming corporation and related party with a minimum annual fee of $350,000. Epazz, Inc. is a company controlled by Shaun Passley, Ameritek Ventures’ Chief Executive Officer. Ameritek shall pay the minimum fee via a convertible promissory note.

For the year ended December 31, 2023 the development and support expenses included $414,000 charged by Epazz, Inc. under the management services agreement between Ameritek and Epazz. As per the management services agreement between Ameritek Ventures, Inc. and Epazz Inc., Epazz shall charge a minimum annual fee of $350,000.

The $414,000 expenses consisted of

•Engineering services of $339,000,

•Software development fees of $24,000, and

•Accounting of $51,000.

For the year ended December 31, 2022 the development and support expenses included $666,000 charged by Epazz, Inc. under the management services agreement between Ameritek and Epazz. As per the management services agreement between Ameritek Ventures, Inc. and Epazz Inc., Epazz shall charge a minimum annual fee of $350,000.

The $666,000 expenses consisted of

•Engineering services of $306,000, and

•Software development fees of $360,000.

Stock issuances

On January 6, 2022 Ameritek licensed ZenaTech, Inc. a drone patent for a Robotic Arm technology in exchange of $661,886 for consideration other than cash. ZenaTech, Inc. has issued 3,500,000 shares of $0.05 CAD (Canadian dollar) par value at $0.24 CAD per share, at the exchange rate of $1.2691 USD to $1 CAD. ZenaTech, Inc. is a company controlled by Shaun Passley, Ameritek’s Chief Executive Officer.

On October 2, 2023 Ameritek issued 7,700,000 shares of Preferred Stock, Series C to GG Mars Capital, Inc., a related party, for debt issuance fees consistent with the terms of the agreement. The President of GG Mars Capital, Inc. is Vivienne Passley, Shaun Passley’s aunt (note 9).

On October 2, 2023 Ameritek issued 7,700,000 shares of Preferred Stock, Series C to Star Financial Corporation, a related party, for debt issuance fees consistent with the terms of the agreement. The President of Star Financial Corporation is Fay Passley, Shaun Passley’s mother (note 9).

Other transactions

During 2023 Epazz, Inc. had invoices totaling $414,000. The Company reclassified $697,359 advanced to Epazz, Inc. and ZenaTech, Inc. through Ameritek Ventures to offset this accounts payables balance. The total accounts payable balance after the offset was $771,835.

As of December 31, 2022 Ameritek paid $270,000 for programming and support and $229,500 for engineering services with Epazz, Inc. Epazz, Inc. provides support for all the platforms the clients run on, including Amazon web services and others.

For the year ended December 31, 2022 expenditure amounting to $438,741 has been incurred by the Company for the robotic arm technology which was debited to development and support and general administrative expenditures. This amount has been paid directly to suppliers for the invoices for Epazz Inc. of $172,037 and of Zena Drone Trading, LLC. for $194,053.

11.LEGAL PROCEEDINGS

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

On March 6, 2021, the Company filed a lawsuit in the Clark County, Nevada, court against Clinton L. Stokes, III, the former owner of the Company, to settle the matter of shares ownership and that of if the asset coming from Fiber Optic Assets was purchased free and clear of any encumberment from Meridian Financial Group, LLC. Meridian Financial Group, LLC has a claim on the assets in the business of fiber optics previously owned by Clinton L. Stokes III. This case is still pending. There is no trial date set for this case. This litigation is not expected to have a material effect on the company.

12.OTHER INCOME

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

2022

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

The Company did not have any eligible net operating income (or loss) carry forwards as the Company has not filed the appropriate federal and state income tax returns so any accumulated net operating income (or loss) could be subject to the respective tax agency disallowance for the fiscal year ended 2023. Any actual net operating income would be limited by the accelerated depreciation and basis reduction of noncash asset acquired.

The Company did not pay any income taxes for the year period ended December 31, 2023, or 2022.

2. SUBSEQUENT EVENTS

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)lack of a functioning audit committee for the entire fiscal year resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

2)inadequate segregation of duties consistent with control objectives.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table:

Name	Age	Position
Shaun Passley, PhD	45	Chairman of the Board and Chief Executive Officer, Chief Financial Officer, President, Sole Director

Shaun Passley, PhD

Dr. Shaun Passley has served as the Chairman and CEO of the Company since November 2020. Dr. Shaun Passley turnaround the Company bringing major assets and revenue. Dr. Shaun Passley holds numerous masters degrees from DePaul University, Benedictine University, and Northwestern University and has a PhD in Business Administration. In addition to founding ZenaTech, he is also chairman & CEO of Epazz, Inc. – an enterprise-wide cloud software company.

Item 11. Compensation.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers during the last two fiscal years ended December 31, 2023 and 2022 (collectively, the “Named Executive Officers”):

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Shaun Passley, PhD,	2023	$-0-	-	$-0-
Chief Executive Officer, Chairman of the Board	2022	$-0-	$-	$-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The following table sets forth information as of December 31, 2023, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. There are no voting rights assigned to a natural person as of the date of this Form 10. The beneficial owner of the Preferred stock Series A, C, D and E cannot convert their stock where they own more than 9.99% of Common Stock shares.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock that are currently exercisable or convertible within 60 days of March 29, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each stockholder is c/o Ameritek Ventures, Inc. at 401 Ryland Street, Suite 200A, Reno, NV 89502.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	NUMBER OF VOTES	PERCENT OF CLASS BEFORE CONVERSION (more than 5%)	PERCENT OF CLASS AFTER CONVERSION (more than 5%)
Common Stock	Shaun Passley, PhD	79,098,457	79,098,457	14.27%	14.27%
Common Stock	Epazz, Inc.[1]	50,000,000	50,000,000	9.02%	9.02%
Common Stock	Star Financial Corporation[2]	18,106,005	18,106,005	3.27%	3.27%
Common Stock	GG Mars Capital, Inc. [3]	18,103,638	18,103,638	3.27%	3.27%
Common Stock	Cloud Builder, Inc.	20,000,000	20,000,000	3.61%	3.61%
Preferred A	Shaun Passley, PhD	7,488,730	0	100%	100%
Preferred B	Epazz, Inc.	10,000,000	10,000,000,000	100%	100%
Preferred C	Star Financial Corporation	22,236,666	0	37.07%	37.07%
Preferred C	GG Mars Capital, Inc.	22,159,336	0	36.94%	36.94%
Preferred C	Cloud Builder, Inc.	7,700,000	0	12.84%	12.84%
Preferred C	Shaun Passley, PhD	2,000,000	0	3.33%	3.33%
Preferred C	Craig Passley[4]	4,800,000	0	8.00%	8.00%
Preferred D	Star Financial Corporation	3,904,350	0	42.98%	42.98%
Preferred D	GG Mars Capital, Inc.	3,887,540	0	42.80%	42.80%
Preferred D	Craig Passley	1,043,850	0	11.49%	11.49%
Preferred E	Shaun Passley, PhD[5]	23,000,000	0	100%	100%

1Shaun Passley, PhD is the majority shareholder of Epazz, Inc. and together with Epazz, controls a majority of the voting securities of the Company.

2Star Financial Corporation is owned by Fay Passley, a family member of Shaun Passley, PhD.

3GG Mars Capital, Inc. is owned by Vivienne Passley, a family member of Shaun Passley, PhD.

4Craig Passley is Shaun Passley’s sibling.

5Shaun Passley, PhD disclaims beneficial ownership of any securities of the Company owned or controlled by any of his family members, whether directly or indirectly, as investment and voting power in those securities rests with those family members. None of the family members of Dr. Passley reside in the same home as Dr. Passley. In addition, Dr. Passley and his family members or companies controlled by them, directly or indirectly, do not constitute a group as defined in Section 13(d)(3) of the Exchange Act as none of them are acting together for the purposes of acquiring, holding or disposing of securities of the Company.

6CloudBuilder, Inc. is owned by Suzanne Schwickert

The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of December 23, 2023, through the exercise of any stock option or other right. See “Description of Securities” for more information.

Security Ownership of Management

Below is a table that shows the relationship between Shaun Passley, PhD and Epazz, Inc., both of which are co-owners of the Ameritek Ventures stock.

	Related Party	Relationship	Transaction type	Stock as of December 31, 2023	Total dollars as of December 31, 2023
1	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Common stock ownership	79,098,457	–
2	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Preferred C stock ownership	2,000,000	–
3	Epazz, Inc.[1]	Owner of over 95% voting stock	Preferred B stock ownership	10,000,000	–
4	Epazz, Inc.	Owner of over 95% voting stock	Common stock ownership	50,000,000	–

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set out below, since the beginning of the Company’s last two fiscal years, there have been no transactions, or currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any of the following people had or will have a direct or indirect material interest:

·	Any director or executive officer of the Company;

·	Any immediate family member of a director or executive officer of the Company; and

·	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

Stock Issuances to Officers and Directors

None.

Promoters and Certain Control Persons

None.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Bansal & Co, L.L.P., New Delhi, India.

Principal Accountant Fees & Services	2023	2022
Audit Fees	$22,500	$20,000
Audit Related Fees	10,000	7,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$32,500	$27,000

Audit Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These fees were for professional services incurred in connection with the issuance of consents related to S-1 filings.

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2022 or 2021.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2022 or 2021.

PART IV

Item 15. Exhibit and Financial Statements Schedules.

 (a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2022, and 2021 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERITEK VENTURE, INC.

Dated: March 29, 2024	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.