Form 10-Q
period 2024-03-31
Ameritek Ventures, Inc.
filed 2024-05-15
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2024, the Company had 554,226,791 outstanding shares of its common stock, par value $0.001.

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

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	As of	As of
	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$2,245	$5,618
Accounts receivable, net	128,873	132,380
Prepaid expense	1,519	1,519
Total current assets	132,637	139,517
Property and equipment, net	-	-
Long-term assets:
Commitment fees (lines of credit)	33,264	35,112
Investment in securities	661,886	661,886
Patent	250,000	250,000
Product development, net	514,072	524,117
Goodwill	2,184,715	2,184,715
Total long-term assets	3,643,937	3,655,830
Total assets	$3,776,574	$3,795,347
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$615,721	$987,071
Accrued interest and expenses	529,988	547,204
Deferred revenue	441,324	151,005
Short-term debt	21,000	21,000
Total current liabilities	1,608,033	1,706,280
Long-term liabilities:
Long term debts	1,960,746	1,933,448
Total liabilities	3,568,779	3,639,728
Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 59,988,972 and 36,888,972 issued and outstanding, at end of period and start of period respectively	599,890	599,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 950,000,000 shares authorized, 583,226,791 and 554,226,791 issued and outstanding, and end of period and start of period respectively	583,227	554,227
Additional paid in capital	888,517	885,038
Accumulated deficit	(2,359,562)	(2,379,259)
Total stockholders' equity	207,795	155,619
Total liabilities and stockholders' equity	$3,776,574	$3,795,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2024	2023
Revenue: Operating Revenue	$215,922	$242,320

Expenses:
Development and support	102,769	119,645
General and administrative	40,752	38,403
Depreciation and amortization	10,045	52,503
Total operating expenses	153,566	210,551
Operating income	62,356	31,769
Other expense:
Interest expense	(42,659)	(38,526)
Net income/(loss) for the period:	19,697	(6,757)
Net income (loss) per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)
Shares used in computing earnings per share
Basic	554,226,791	514,226,791
Diluted	554,226,791	514,226,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,320,349)	$298,369
Net loss three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	$(6,757)	$(6,757)
Balance, March 31, 2023	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,327,106)	$291,602
Balance, December 31, 2023	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	554,226,791	$554,227	$885,038	$(2,379,259)	$155,619
Debt conversion	-	-	-	-	-	-	-	-	-	-	29,000,000	$29,000	$3,480	-	$32,480
Net loss three months ended, March 31, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	$19,696	$19,696
Balance, March 31, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	583,226,791	$583,227	$888,517	$(2,359,562)	$207,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$19,697	$(6,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	10,045	52,503
Amortization of LOC commitment fees	1,848	-
Decrease (increase) in assets:
Accounts receivable	3,507	283,206
Increase (decrease) in liabilities:
Accounts payable	(371,350)	(244,010)
Accrued interest	29,150	29,718
Deferred revenues	290,319	(31,611)
Net cash flow (used in)/ provided by operating activities	(16,784)	83,049
Cash flows from investing activities:
Product development expenditures	-	-
Net cash flow (used in)/ provided by investing activities	-	-
Cash flows from financing activities:
Change in line of credit	25,750	-
Repayment of long-term debt	(12,339)	(83,228)
Net cash flow (used in)/provided by financing activities	13,411	(83,228)
Net increase (decrease) in cash	(3,373)	(179)
Cash – beginning of the year	5,618	751
Cash – end of the period	$2,245	$572
Supplemental cash flow information
Cash paid for interest	$5,453	$7,612
Non-cash investing and financing activities:
Conversion of debt to Class A common stock	$32,840	$-

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

Intangible Assets and Intellectual Property

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into consideration events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. The Company’s accumulated amortization expense on intangible assets totaled $10,045 for the three months ended March 31, 2024, and $441,326 for the year ended December 31, 2023.

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

During the fourth quarter of 2022, certain historical accounts have been reclassified to comply with their treatment according to ASC. What was classified as goodwill in 2021 is classified as product development for 2022. Upon further consideration, discussion and review, the Company has reversed its previous classification of goodwill, separating goodwill from product development. There was no change in the accounting treatment. The Company has made various acquisitions and mergers historically. In the years of acquisitions/mergers, the Company has treated excess consideration paid in acquisition as product development (intangible other than goodwill) or goodwill. Although the same treatment was applied under the account title ‘Goodwill’ until September 2022, but was treated as product development, an intangible other than goodwill. In December 2022, the Company changed the nomenclature of this account from goodwill to product development. The previous year's figures as of December 31, 2022 are for twelve months in the balance sheet and have not been reinstated for the adjustments for change in the accounting of goodwill and product development. This is because of the change in the adjustments as stated in the above paragraphs that have been carried out in the current year.

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

There is no effect in the year ending December 31, 2023 due to going back to the original treatment period of goodwill.

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

We had $441,324 of outstanding performance obligations comprised of deferred revenue as of March 31, 2024. Ameritek expects to recognize approximately 25% in the first quarter of 2024, 25% in the second quarter of 2024 and the remaining thereafter. The amount transferred to revenue from deferred revenue during the first three months of 2024 was $151,004.

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

Advertising

Advertising is expensed when incurred. Ameritek spent $40,467 and $9,851, on advertising for the three months ended March 31, 2024, and 2023.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying, and feel may be applicable.

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

The following schedules summarize the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2024 and December 31, 2023.

	Fair Value Measurements as of March 31, 2024
	Level 1		Level 2	Level 3
Assets
ZenaTech securities		$-	$661,886		$-
Total assets			661,886
Liabilities
Short-term debt		-	21,000		-
Long-term debt, including current portion		-	1,960,746		-
Total liabilities	$		$(1,981,746)	$

	Fair Value Measurements as of December 31, 2023
	Level 1		Level 2	Level 3
Assets
ZenaTech securities		$-	$661,886		$-
Total assets			661,886
Liabilities
Short-term debt		-	21,000		-
Long-term debt, including current portion		-	1,933,448		-
Total liabilities	$		$(1,954,448)	$

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the balance sheet periods ended March 31, 2024, and December 31, 2023.

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the three months ended March 31, 2024 and year ended December 31, 2023,

	March 31, 2024	December 31, 2023
Furniture and fixtures	$7,694	$7,694
Computer and equipment	28,568	28,568
Software	4,200	4,200
Assets held under capital leases	2,783	2,783
Total property and equipment	43,245	43,245
Less: accumulated depreciation	(43,245)	(43,245)
Net property and equipment	$-	$-

Accumulated depreciation expenses totaled $43,245, and $43,245 for the balance sheet periods ended March 31, 2024 and December 31, 2023.

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

May 2021
Consideration paid:
Total cost	$675,000
Net assets acquired:
Additional paid-in capital	(235,012)
Capital stock	(35,926)
Owners - fractional stock purchase	88,902
Retained earnings at December 31, 2020	352,609
Treasury stock	33,326
Retained earnings January 1, 2021 to May 14, 2021	(103,138)
Total net assets acquired when purchasing Interactive Systems, Inc.	(100,761)
Consideration paid in excess of fair value (Goodwill) [1]	$775,761
(1) The excess of the net fair value of assets acquired and liabilities assumed from purchase of Interactive Systems, Inc. was assigned to goodwill.

interlinkONE, Inc. Acquisition

Ecker Capital, LLC, a subsidiary of the Company, purchased the outstanding stock of interlinkONE, Inc., a Massachusetts corporation for $500,000 on October 1, 2021, and paid $250,000 cash and issued a 6% amortizing two-year debt for $250,000 with interest paid monthly. The 100% acquisition resulted in $446,651 product development costs, see table below for calculations.

October 2021
Consideration paid:
Total cost	$500,000
Net assets acquired:
Cash	(51,806)
Accounts receivable	(36,928)
Fixed assets - net	(5,798)
Lease deposits	(5,800)
Amex - CC	9,353
Deferred revenue	6,646
Accrued interest	167
Note payable	30,816
Total book value	(53,349)
Total net assets acquired when purchasing interlinkONE, Inc.	446,651
Consideration paid in excess of the fair value (Product development) [1]	$446,651
(1)The excess of the net fair value of assets acquired and liabilities assumed from purchase of interlinkONE was assigned to product development.

The consolidated financial statements include the transactions of its wholly owned subsidiaries – Interactive Systems Inc and interlinkONE Inc, incorporated in the Company’s books of accounts.

6.PRODUCT DEVELOPMENT COSTS

	Total		Total	Total	Amortization	Amortization	Net
	Costs	Additions	Total Costs	Amortization	Quarter End.	3-Months Ended	Book Value
	12/31/2023	2024	03/31/2024	12/31/2023	03/31/2024	03/31/2024	03/31/2024
Ameritek	$120,000	$ -	$120,000	$8,000	$2,000	$2,000	$110,000
interlinkONE	446,651	-	446,651	66,998	7,444	7,444	372,209
interlinkONE	36,071	-	36,071	3,607	601	601	31,863
Total costs	$602,722	$ -	$602,722	$78,605	$10,045	$10,045	$514,702

See table below for 2023 goodwill activity.

	Total		Total	Beginning	Total		Amortization	Amortization	Net
	Costs	Transfer to goodwill	Total Costs	Book Value	Amortization	Transfer to goodwill	during	Year Ended	Book Value
	12/31/2022	2023	12/31/2023	12/31/2022	12/31/2022	2023	the year 2023	12/31/2023	12/31/2023
Ameritek	$120,000	$ -	$120,000	$ 120,000	$ -	$ -	$8,000	$8,000	$112,000
interlinkONE	446,651	0	446,651	409,430	37,221	-	29,776	66,997	379,654
Boski	235,660	235,660	0	204,238	31,422	200,310	3,928	35,350	-
Boski	1,036,016	1,036,016	0	897,880	138,136	880,613	17,267	155,403	-
VW Win	500,000	500,000	0	433,334	66,666	425,001	8,333	74,999	-
Interactive Systems	775,761	413,039	362,722	691,721	84,040	678,792	12,929	96,969	-
interlinkONE	36,071		36,071	34,869	1,202	-	2,404	3,606	32,465
Total	$3,150,159	$2,184,715	$ 965,444	$2,791,472	$358,687	$2,184,716	$82,637	$441,324	$524,119

7.SHORT-TERM DEBT

Convertible Note 1, note $21,000 to Cloud Builder, Inc.

Ameritek issued $185,000 non-convertible promissory note to Cloud Builder, Inc. on May 13, 2021 for a forty-two month note at 15% interest. The Company’s management and that of Cloud Builder, Inc. decided it was in their best interest to convert the note on August 5, 2021. Ameritek issued 30,000,000 shares to Cloud Builder, Inc. in consideration for $166,330 on September 9, 2021, which represents $164,000 repayment of principal, $2,330 accumulated interest payable, and issued a $21,000 note on demand to Cloud Builder, Inc., representing short-term debt at an annual interest rate of 6%, which adds back to the principal.

Ameritek owed $24,966 for this short-term debt, representing $21,000 principal and $3,996 interest as of March 31, 2024. The Company owed $24,596 for this short-term debt, representing $21,000 principal and $3,596 interest as of December 31, 2023.

8.LOANS PAYABLE

Ameritek Ventures, Inc. has the following loan payable as of March 31, 2024 and December 31, 2023.

	March 31,	December 31,
	2024	2023
Bozki[1] loan #1 (note 10)	$ 200,000	$ 200,000
Bozki[2] loan #2 (note 10)	572,411	572,411
VW Win Epazz[3] loan (note 10)	250,000	250,000
SBA Reading Coop loan	-	3,311
SBA Interactive Systems loan	540,087	500,000
SBFC LLC loan	34,540	42,753
Cloud Builder note	366,709	364,973
Less: current portion	-	-
Total promissory notes, less current portion	$ 1,960,746	$ 1,933,448

1 Bozki, Inc. had a note with Epazz, Inc., a related party. Epazz, Inc. owns the Company’s voting stock. Shaun Passley, PhD is majority owner of Epazz’s voting stock and the President of the Company. See ‘Assumption of $200,000 note from Bozki merger’ below and note 10.

2 Bozki, Inc. had a note with Epazz, Inc., a related party. Epazz, Inc. owns the Company’s voting stock. Shaun Passley, PhD is majority owner of Epazz’s voting stock and the President of the Company. See ‘Assumption of $1,000,000 note from Bozki merger’ below and note 10.

3 VW Win, Inc. had a note with Epazz, Inc., a related party. Epazz, Inc. owns the Company’s voting stock. Shaun Passley, PhD is majority owner of Epazz’s voting stock and the President of the Company. See ‘Assumption of $250,000 note from VW Win merger’ below and note 10.

Ameritek utilizes its available lines of credit with related parties (note 10) to justify the long-term classification of the current portion of third-party debt. As such the current portion of long-term debt of $44,517 is recorded as a long-term liability in the balance sheet as of March 31, 2024. The Company also recorded an accrued interest expense of $529,988 as of March 31, 2024.

The current portion of long-term debt of $46,063 is recorded as a long-term liability in the balance sheet as of December 31, 2023. The Company recorded an accrued interest expense of $547,204 as of December 31, 2023.

Assumption of $200,000 convertible note from Bozki merger

Ameritek merged with Bozki, Inc. on November 13, 2020. At the merger the Company assumed a 10-year, convertible note of $200,000 and accrued interest of $46,648 with Epazz, Inc., (“Epazz”), a Wyoming corporation and a related party, see note 10. The promissory note had an effective date of January 1, 2018, an interest rate of eight percent (8%) per year, which interest shall accrue from the effective date until January 1, 2028, unless prepaid prior to this date. The promissory note shall provide for one hundred twenty (120) equal monthly payments commencing one hundred twenty (120) days after April 1, 2018. Payee will have an option to defer 36 monthly payments. The payee will need to provide written notice of how many payments it wishes to defer. The deferred payment(s) will have an interest rate of 10%. On December 1, 2020 both parties agreed to defer payments until January 1, 2028.

The total amount due under the promissory note was $200,000 and accrued interest of $99,982 as of March 31, 2024. The total number of shares of common stock the noteholder could convert was 249,985,000, which is the total amount due of $299,982, divided by $0.0012, or $0.0015 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0015 on March 28, 2024, as quoted on the https://www.otcmarkets.com/.

The total amount due under the promissory note was $200,000 and accrued interest of $95,982 as of December 31, 2023. The total number of shares of common stock the noteholder could convert was 194,725,000, which is the total amount due of $295,982, divided by $0.0015, or $0.0019 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0019 on December 31, 2023, as quoted on the https://www.otcmarkets.com/.

Assumption of $1,000,000 convertible note from Bozki merger and conversion to $500,000 convertible note

Ameritek merged with Bozki, Inc. on November 13, 2020. At the merger the Company assumed a 10-year convertible note of $1,000,000 and accrued interest of $9,078 with Epazz, Inc., a related party, see note 10. On September 15, 2021 both parties agreed to convert $500,000 of this debt into Ameritek common stock and a nine-year note with principal of $572,410 and 8% annual interest. This note would convert into an amortizing note after 2025. On December 1, 2020 Ameritek and Epazz agreed to defer payments until January 1, 2028.

The total amount due under the promissory note was $572,411 and accrued interest of $116,390 as of March 31, 2024. The total number of shares of common stock the noteholder could convert was 574,000,990, which is the total amount due of $688,801, divided by $0.0012, or $0.0015 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0015 on March 28, 2024, as quoted on the https://www.otcmarkets.com/.

The total amount due under the promissory note was $572,411 and accrued interest of $104,942 as of December 31, 2023. The total number of shares of common stock the noteholder could convert was 445,626,947, which is the total amount due of $677,353, divided by $0.0015, or $0.0019 share price at a 20% discount rate. On December 31, 2023 the Ameritek Ventures, Inc. common stock share price was $0.0019 as quoted on the https://www.otcmarkets.com/.

Assumption of $250,000 note from VW Win Century, Inc. (Previously registered as, FlexFridge, Inc. an Illinois corporation) merger

The Company merged with VW Win Century, Inc. (previously registered as FlexFridge, Inc., an Illinois Corporation) on November 10, 2020. At the merger the assuming simple note of $250,000 and accrued interest of $183,566, with Epazz, Inc., a related party, see note 10. This note has a 15% interest rate and a maturity date of December 29, 2025. On December 1, 2020 both parties agreed to defer payments until January 1, 2028.

The total amount due under the promissory note was $250,000 and accrued interest of $ 308,875 as of March 31, 2024. The total amount due under the promissory note was $250,000 and accrued interest of $299,500 as of December 31, 2023.

Reading Coop loan for interlinkOne

The Company assumed a loan from the Reading Coop for $27,957 with the acquisition of interlinkOne on May 15, 2021. The Reading Coop loan has an interest rate of 6.5% and the Company has been making payments each year to pay it off.

Ameritek paid off the remaining balance of $3,311 during the three months ended March 31, 2024.

Ameritek paid $12,729 during the year ended December 31, 2023.

SBA loan of $500,000 for Interactive Systems

The Company applied for a Disaster loan to cover expenses and maintain the business during the period of Covid in March 2021. The Company received a $500,000 loan for 30 years with a 3.75% interest on October 31, 2021. The SBA loan is due September 25, 2051 and interest is accrued each reporting period.

Ameritek had accrued interest of $27,268 and did not make any loan payments as of March 31, 2024.

Ameritek had accrued interest of $22,356 and did not make any loan payments as of December 31, 2023.

SBFC LLC loan for $34,540

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

Ameritek had a balance of $34,540, accrued interest of $8,475 and made $16,688 loan payments as of March 31, 2024.

Ameritek had a balance of $42,753, incurred accrued interest of $12,632 and made $20,282 loan payments as of December 31, 2023.

Cloud Builder, Inc. promissory note of $363,709

The Cloud Builder, Inc. note for $185,000 originated on May 13, 2021 with an interest rate of 15% and a due date of December 30, 2024. The loan originally had loan origination fees of 30,000,000 of common stock paid August 31, 2021. There was a dispute between the lender and the Company, which was settled on October 1, 2023 and this note was reinstated. Ameritek entered into a settlement agreement and recorded accrued interest expense of $25,960 in the last quarter of 2023. There were also three conversions of debt to common stock during the month of October 2023 related to this note. For the first conversion Ameritek issued 7,700,000 shares of common stock to Cloud Builder as loan origination fees. For the second and third conversions Ameritek issued 40,000,000 shares of common stock to Cloud Builder as part of the debt settlement (note 9).

The Company and Cloud Builder, Inc. agreed to convert $32,480 of this debt into 29,000,000 class A common stock on March 14, 2024, also see note 9.

Ameritek had a balance of $363,709 on the loan with Cloud Builder, Inc. and had accrued interest expense of $5,466 as of March 31, 2024.

Ameritek had a balance of $364,973 on the loan with Cloud Builder, Inc. and had accrued interest expense of $28,873 as of December 31, 2023.

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

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of March 31, 2024.

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

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of March 31, 2024.

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

There were 60,000,000 Preferred Stock Series C shares authorized, 59,988,972 issued and outstanding as of March 31, 2024.

There were 60,000,000 Preferred Stock Series C shares authorized, 36,888,972 issued and outstanding as of December 31, 2023.

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

There were 10,000,000 Preferred Stock Series D shares authorized, 9,083,630 issued and outstanding as of March 31, 2024.

There were 10,000,000 Preferred Stock Series D shares authorized, 9,083,630 issued and outstanding as of December 31, 2023.

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

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of March 31, 2024.

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of December 31, 2023.

Common Stock

Ameritek has 950,000,000 authorized shares of $0.001 par value Common Stock with cusip number 03078H. The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading. On March 31, 2024 the common stock share price closed at $0.0015 per share and the Company had approximately 111 shareholders.

Ameritek issued 20,000,000 shares of Common Stock for debt conversion to common stock, consistent with the terms of the agreement on October 2, 2023.

Ameritek issued 7,700,000 shares of Preferred Stock, Series C to GG Mars Capital, Inc., a related party, for debt issuance fees consistent with the terms of the agreement on October 2, 2023. The President of GG Mars Capital, Inc. is Vivienne Passley, Shaun Passley’s aunt (note 10).

Ameritek issued 7,700,000 shares of Preferred Stock, Series C to Star Financial Corporation, a related party, for debt issuance fees consistent with the terms of the agreement on October 2, 2023. The President of Star Financial Corporation is Fay Passley, Shaun Passley’s mother (note 10).

Ameritek issued 7,700,000 shares of Preferred Stock, Series C to Cloud Builder, Inc. for debt issuance fees consistent with the terms of the agreement on October 2, 2023.

The Company settled a note payable for $164,000 which reduced the amount of the additional paid-in-capital for the same amount on October 2, 2023.

Ameritek issued 20,000,000 shares of Common Stock for debt conversion to common stock, consistent with the terms of the agreement on October 26, 2023.

Ameritek issued 29,000,000 shares of Common Stock for debt conversion to Cloud Builder, Inc. into class A common stock, consistent with the terms of the agreement on March 14, 2024 (note 8).

There were 950,000,000 shares of common stock authorized, 583,226,791 issued and outstanding as of March 31, 2024.

There were 950,000,000 shares of common stock authorized, 554,226,791 issued and outstanding as of December 31, 2023.

10.RELATED PARTIES

We organized the related party transactions by total as of March 31, 2024 in the table below according to ASC 850. Readers should refer to the footnotes following the table for a detailed description of all related party transactions.

ASC 850	Related Party	Relationship	Transaction type	Stock as of March 31, 2024	Total dollars as of March 31, 2024
1	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Common stock ownership	79,098,457	-
2	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Preferred C stock ownership	2,000,000	-
3	Epazz, Inc.[1]	Owner of over 95% voting stock	Preferred B stock ownership	10,000,000	-
4	Epazz, Inc.	Owner of over 95% voting stock	Common stock ownership	50,000,000	-
5	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		299,982
6	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		688,801
7	Epazz, Inc.	Owner of over 95% voting stock	Assumption of VW Win, Inc. note		588,875
8	Epazz, Inc.[2]	Owner of over 95% voting stock	Management Services Agreement	-	105,900
9	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Preferred C stock ownership	22,159,336	-
10	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Common stock ownership	18,103,638	-
11	Vivienne Passley	Shaun Passley's family member.	Common stock ownership	300	-
12	Star Financial Corporation	President is Fay Passley, Shaun Passley's family member.	Preferred C stock ownership	22,236,666	-
13	Star Financial Corporation	Fay Passley, President of Star Financial Corporation is Shaun Passley's family member.	Common stock ownership	18,106,005	-
14	Fay Passley	Shaun Passley's family member	Common stock ownership	300	-
15	Craig Passley	Shaun Passley's family member	Preferred C stock ownership	4,800,000	-
16	Craig Passley	Shaun Passley's family member	Common stock ownership	300	-
17	Olga Passley	Shaun Passley's family member	Common stock ownership	300	-
18	Lloyd Passley	Shaun Passley's family member	Common stock ownership	300	-

1 – Epazz, Inc. voting stock is controlled by Shaun Passley, PhD.

2 – For details, see Management Services Agreement with Epazz, Inc. below.

Notes Payable

Assumption of $200,000 convertible note from Bozki merger

Ameritek merged with Bozki, Inc. on November 13, 2020. At the merger the Company assumed a 10-year, convertible note of $200,000 and accrued interest of $46,648 with Epazz, Inc., (“Epazz”), a Wyoming corporation and a related party, see note 10. The promissory note had an effective date of January 1, 2018, an interest rate of eight percent (8%) per year, which interest shall accrue from the effective date until January 1, 2028, unless prepaid prior to this date. The promissory note shall provide for one hundred twenty (120) equal monthly payments commencing one hundred twenty (120) days after April 1, 2018. Payee will have an option to defer 36 monthly payments. The payee will need to provide written notice of how many payments it wishes to defer. The deferred payment(s) will have an interest rate of 10%. On December 1, 2020 both parties agreed to defer payments until January 1, 2028.

The total amount due under the promissory note was $200,000 and accrued interest of $99,982 as of March 31, 2024. The total number of shares of common stock the noteholder could convert was 249,985,000, which is the total amount due of $299,982, divided by $0.0012, or $0.0015 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0015 on March 28, 2024, as quoted on the https://www.otcmarkets.com/.

The total amount due under the promissory note was $200,000 and accrued interest of $95,982 on December 31, 2023. The total number of shares of common stock the noteholder could convert was 194,725,000, which is the total amount due of $295,982, divided by $0.0015, or $0.0019 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0019 on December 31, 2023, as quoted on the https://www.otcmarkets.com/.

Assumption of $1,000,000 convertible note from Bozki merger and conversion to $500,000 convertible note

Ameritek merged with Bozki, Inc. on November 13, 2020. At the merger the Company assumed a 10-year convertible note of $1,000,000 and accrued interest of $9,078 with Epazz, Inc., a related party, see note 10. On September 15, 2021 both parties agreed to convert $500,000 of this debt into Ameritek common stock and a nine-year note with principal of $572,410 and 8% annual interest. This note would convert into an amortizing note after 2025. On December 1, 2020 Ameritek and Epazz agreed to defer payments until January 1, 2028.

The total amount due under the promissory note was $572,411 and accrued interest of $116,390 as of March 31, 2024. The total number of shares of common stock the noteholder could convert was 574,000,990, which is the total amount due of $688,801, divided by $0.0012, or $0.0015 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0015 on March 28, 2024, as quoted on the https://www.otcmarkets.com/.

The total amount due under the promissory note was $572,411 and accrued interest of $104,942 on December 31, 2023. The total number of shares of common stock the noteholder could convert was 445,626,947, which is the total amount due of $677,353, divided by $0.0015, or $0.0019 share price at a 20% discount rate. On December 31, 2023 the Ameritek Ventures, Inc. common stock share price was $0.0019 as quoted on the https://www.otcmarkets.com/.

Assumption of $250,000 note from VW Win Century, Inc. (Previously registered as, FlexFridge, Inc. an Illinois corporation) merger

The Company merged with VW Win Century, Inc. (previously registered as FlexFridge, Inc., an Illinois Corporation) on November 10, 2020. At the merger the assuming simple note of $250,000 and accrued interest of $183,566, with Epazz, Inc., a related party, see note 10. This note has a 15% interest rate and a maturity date of December 29, 2025. On December 1, 2020 both parties agreed to defer payments until January 1, 2028.

The total amount due under the promissory note was $250,000 and $308,875 was accrued interest as of March 31, 2024. The total amount due under the promissory note was $250,000 principal and $299,500 was accrued interest as of December 31, 2023.

Management agreement with Epazz, Inc.

Ameritek entered into a management agreement with Epazz, Inc., a related party, with a minimum annual fee of $350,000 on November 12, 2020 in consideration for the services provided and to be provided. Epazz, Inc. is a company controlled by Shaun Passley, Ameritek Ventures’ Chief Executive Officer. As per the management services agreement between Ameritek and Epazz, Epazz shall charge a minimum annual fee of $350,000.

The development and support expenses included $105,900 charged by Epazz, Inc. under the management services agreement between Ameritek and Epazz for the three months ended March 31, 2024.

The $105,900 expenses consisted of

•Engineering services of $85,905,

•Software development fees of $13,620, and

•Accounting of $6,375.

The development and support expenses included $414,000 charged by Epazz, Inc. under the management services agreement between Ameritek and Epazz for the year ended December 31, 2023.

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

Stock issuances

On October 2, 2023 Ameritek issued 7,700,000 shares of Preferred Stock, Series C to Star Financial Corporation, a related party, for debt issuance fees consistent with the terms of the agreement. The President of Star Financial Corporation is Fay Passley, Shaun Passley’s mother (note 9).

Other transactions

Epazz, Inc. had invoices totaling $105,900 during the first three months of 2024.

Epazz, Inc. had invoices totaling $414,000 during 2023. The Company reclassified $697,359 advanced to Epazz, Inc. and ZenaTech, Inc. through Ameritek Ventures to offset this accounts payables balance. The total accounts payable balance after the offset was $771,835.

11.LEGAL PROCEEDINGS

Meridian Pacific Holdings, LLC filed a lawsuit against certain directors, officers, affiliates, and the Company for breach of contract and fraud, in the Superior Court of the State of California, County of Los Angeles on May 6, 2024. The lawsuit alleges that certain officers of the company misrepresented the business and asked for business financing of about $1.6 million for operations from Meridian Pacific and never delivered the fiber optic assets promised. The judge in this case dismissed all claims against Ameritek Ventures, Inc. on October 19, 2023.

The Company filed a lawsuit in the Clark County, Nevada, court against Clinton L. Stokes, III, the former owner of the Company, to settle the matter of shares ownership and that of if the asset coming from Fiber Optic Assets was purchased free and clear of any encumberment from Meridian Financial Group, LLC on March 6, 2023. Meridian Financial Group, LLC has a claim on the assets in the business of fiber optics previously owned by Clinton L. Stokes III. This case is still pending. There is no trial date set for this case. This litigation is not expected to have a material effect on the Company.

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

The Company did not have any eligible net operating income (or loss) carry forwards as the Company has not filed the appropriate federal and state income tax returns so any accumulated net operating income (or loss) could be subject to the respective tax agency disallowance for the fiscal year ended 2023. Any actual net operating income would be limited by the accelerated depreciation and basis reduction of noncash assets acquired.

The Company did not pay any income taxes for the three months ended March 31, 2024 or the year ended December 31, 2023.

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

Business Overview

The Company was organized on December 27, 2010, under the laws of the State of Nevada, as ATVROCKN. On June 20, 2017, the Company changed its corporate name to Ameritek Ventures, Inc (“Ameritek Ventures” or “Ameritek” or the “Company”)

Ameritek is a group of companies that provides various world-class software and hardware products and services beneficial to businesses, organizations, and governments. We have an established presence in the warehouse solutions market. With Interactive Systems, Inc. we provide software inventory management and with interlinkONE, Inc. we provide SaaS cloud-based solutions for warehouse and inventory fulfillment. We manufacture and innovate advanced technological developments in the medical industry, such as the DittoMask high filtration mask and FlexFridge portable medical use mini-fridge. We also develop blockchain technology software programs under WebBeeO and CordTell companies. Furthermore, Ameritek Ventures explores augmented reality technology with Passley, Inc., and Augmum, Inc. Meanwhile, our vertical landing aircraft service from AeroPass, Inc. takes ZenaDrone technology to a higher level with members-only passenger first-class transport across cities. Ecker Capital, LLC, is our merger and acquisition division. The Company also recently created a new business, Equock, Inc., with which the Company will develop an electric bicycle with a focus on the growing online delivery industry.

Business Strategy

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three months ended March 31, 2024.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included herein for the three months ended March 31, 2024.

Results of Operations

For the three months ended March 31, 2024, and 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended March 31, 2024, and 2023

Ameritek had operating revenue of $215,922 for the three months ended March 31, 2024, as compared to $242,320 for the same period ended 2023, a decrease of $26,398, or 11%, considered normal fluctuation. The Company operational activity settled into normal activity levels.

Total operating expenses decreased as the Company is now using the proprietary server from Epazz, Inc. and not loaning cloud space from third party vendors. Total general and administrative expenses were $153,566 for the first quarter of 2024, a decrease of 27% or $56,985 as compared to expenses incurred during the same three-month period in 2023. The changes that occurred during this period were due to development and support expenses being lower by $16,876 or 14% in 2024 since Ameritek had less software and programming done than in 2023; general and administrative expenses had an increase of 6% to $40,752 from $38,403; and, depreciation and amortization expenses decreased by $42,458, or 81%, booked at $10,045 for the first three months of 2024 from $52,503 in 2023. This change was due to changing the goodwill classification back to goodwill from product development costs recorded as goodwill and described in detail in the financial statements footnote 2.

Net operating income before other income was $62,356 for the first quarter of 2024, as compared to a net income of $31,769 for 2023, a positive net change of $62,746.

Interest expense was $42,639 for the three months ended March 31, 2024, compared to $38,526, an 11% increase compared to the same 2023 period.

Ameritek had an increase in net income of $26,454 for the three months ended March 31, 2024 as compared to the same 2023 period. The Company had a net income of $19,697 during the first three months of 2024 as compared to a net loss of $(6,757) realized during the same period of 2023. This change was due to the factors explained above.

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

		Three months ended
		March 31,
	Change ($)	2024	2023
Cash flow (used in) provided by operating activities	$(99,833)	$(16,784)	$83,049
Cash flow (used in) provided by investing activities	$–	$–	$–
Cash flow (used in) provided by financing activities	$96,639	$13,411	$(83,228)

Operating activities

Cash flow used in operating activities was $(16,784) for the three months ended March 31, 2024, as compared to a cash provided by operating activities of $83,049 for the same period of 2023. Net operating income increased by $26,454 during 2024 as compared to the same 2023 period. Amortization and depreciation decreased by $42,458 in the first quarter of 2024 compared to the same period of 2023, due to incorrectly showing goodwill as product development. Another item affecting this section was the amortization of the line of credit commitment fees of $1,848 for 2024 as compared to none in 2023.

Deferred revenue increased by $321,930 due to more service revenue being recorded at the end of 2024 as compared to 2023. This amount was partially offset by a decrease in accounts receivable of $279,699 and accounts payable of $127,340, while the accrued interest stayed about the same at around $29,500.

Investing Activities

There were no investing activities during the three months ending March 31, 2024, or 2023.

Financing Activities

Cash provided by financing activities was $13,411 for the three months ended March 31, 2024, while cash used in financing activities was $(83,229) for the same 2023 period. This difference represents an increase of $96,639 of proceeds from long-term debt, because of an increase in long-term debt funds of $25,750 and an increase of $70,889 of the long-term debt funds as a repayment of long-term debt.

Cash and Cash Equivalents

The Company had $2,245 in cash as of March 31, 2024, as compared with $572 as of March 31, 2023. Ameritek continues to rely on borrowings to finance its working capital needs.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

Management did not contemplate any accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows during the three months ended March 31, 2024, or for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024 and for the year ended December 31, 2023, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Meridian Pacific Holdings, LLC filed a lawsuit against certain directors, officers, affiliates, and the Company for breach of contract and fraud, in the Superior Court of the State of California, County of Los Angeles on May 6, 2019. The lawsuit alleges that certain officers of the Company misrepresented the business and asked for financing the business for approximately $1.6 million for operations from Meridian Pacific and never delivered the fiber optic assets promised. The judge in this case dismissed all claims against Ameritek Ventures, Inc. on October 19, 2023.

The Company filed a lawsuit in the Clark County, Nevada, court against Clinton L. Stokes, III, the former owner of the Company, to settle the matter of shares ownership and that of if the asset coming from Fiber Optic Assets was purchased free and clear of any encumberment from Meridian Financial Group, LLC on March 6, 2023. Meridian Financial Group, LLC has a claim on the assets in the business of fiber optics previously owned by Clinton L. Stokes III. This case is still pending. There is no trial date set as of the date of this filing. This litigation is not expected to have a material effect on the Company.

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

AMERITEK VENTURE, INC.

Dated: May 14, 2024	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman