Form 10-Q
period 2024-06-30
Ameritek Ventures, Inc.
filed 2024-08-14
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2024, the Company had 554,226,791 outstanding shares of its common stock, par value $0.001.

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

AMERITEK VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	As of	As of
	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$2,218	$5,618
Accounts receivable, net	63,294	132,380
Prepaid expense	1,519	1,519
Total current assets	67,031	139,517
Property and equipment, net	-	-
Long-term assets:
Commitment fees (lines of credit)	31,416	35,112
Investment in securities	661,886	661,886
Patent	250,000	250,000
Product development, net	504,027	524,117
Goodwill	2,184,715	2,184,715
Total long-term assets	3,632,044	3,655,830
Total assets	$3,699,075	$3,795,347
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$587,505	$987,071
Accrued interest and expenses	555,447	547,204
Deferred revenue	334,464	151,005
Short-term debt	21,000	21,000
Total current liabilities	1,498,416	1,706,280
Long-term liabilities:
Long term debts	1,973,676	1,933,448
Total liabilities	3,472,092	3,639,728
Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 59,988,972 and 59,988,972 issued and outstanding, at end of period and start of period respectively	599,890	599,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 950,000,000 shares authorized, 583,226,791 and 554,226,791 issued and outstanding, and end of period and start of period respectively	613,227	554,227
Additional paid in capital	881,317	885,038
Accumulated deficit	(2,363,174)	(2,379,259)
Total stockholders' equity	226,983	155,619
Total liabilities and stockholders' equity	$3,699,075	$3,795,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

/s/ SK Bansal	/s/ SK Bansal
S.K. Bansal	Shaun Passley
Partner	Director
Date: August 14, 2024	Date: August 14, 2024
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended

June 30, 2024 and June 30, 2023

(Unaudited)

	Three Months Period		Six Months Ended
	April 1 to June 30,		June 30,
	2024	2023	2024	2023
Revenue:	$186,920	$274,279	$402,842	$516,599
General and administrative expenses:
Development and support	93,868	181,447	196,637	301,092
General and administrative	40,146	83,385	80,898	121,788
Depreciation and amortization	10,045	10,046	20,090	62,549
Total operating expenses	144,059	274,878	297,625	485,429
Operating income/(loss)	42,861	(599)	105,217	31,170
Other income (expense):
Interest expense	(46,473)	(36,484)	(89,132)	(75,010)
Net income (loss):	$(3,612)	$(37,083)	$16,085	$(43,840)
Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)
Shares used in computing earnings per share
Basic	613,226,791	514,226,791	613,226,791	514,226,791
Diluted	613,226,791	514,226,791	613,226,791	514,226,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

S K Bansal

Partner /s/ SK Bansal

Date:  August 14, 2024

Place: New Delhi, India

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Six Months Ended

June 30, 2024 and June 30, 2023

(Unaudited)

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,320,349)	$298,369
Net loss six months ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	$(43,840)	$(43,840)
Balance, June 30, 2023	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,364,189)	$254,529
Balance, December 31, 2023	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	554,226,791	$554,227	$885,038	$(2,379,259)	$155,619
Debt conversion	-	-	-	-	-	-	-	-	-	-	59,000,000	$59,000	$(3,720)	-	$55,280
Net loss six months ended, June 30, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	$16,085	$16,085
Balance, June 30, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,227	$881,317	$(2,363,174)	$226,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

S K Bansal

Partner /s/ SK Bansal

Date:  August 14, 2024

Place: New Delhi, India

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended

June 30, 2024 and June 30, 2023

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$16,085	$(43,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	20,090	62,549
Amortization of LOC commitment fees	3,696	-
Decrease (increase) in assets:
Accounts receivable	69,086	311,750
Increase (decrease) in liabilities:
Accounts payable	(399,566)	(96,759)
Accrued interest	60,009	59,367
Deferred revenues	183,459	(137,681)
Net cash flow (used in)/ provided by operating activities	(47,141)	155,386
Cash flows from investing activities:
Purchase of equipment	-	-
Net cash flow (used in)/ provided by investing activities	-	-
Cash flows from financing activities:
Change in line of credit	41,300	-
Proceeds of short-term debt	26,367	-
Repayment of long-term debt	(23,926)	(153,379)
Net cash flow (used in)/provided by financing activities	43,741	(153,379)
Net increase (decrease) in cash	(3,400)	2,007
Cash – beginning of the year	5,618	751
Cash – end of the period	$2,218	$2,758
Supplemental cash flow information
Cash paid for interest	$25,428	$7,327
Non-cash investing and financing activities:
Conversion of debt to Class A common stock	$59,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

S K Bansal

Partner /s/ SK Bansal

Date:  August 14, 2024

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

Intangible Assets and Intellectual Property

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into consideration events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. The Company’s accumulated amortization expense on intangible assets totaled $10,045 for the six months June 30, 2024, and $441,326 for the year ended December 31, 2023.

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

The Company went to its original classification of goodwill in 2023. It does notcurrently amortize goodwill. There was no effect for the year ending December 31, 2023 due to going back to the original treatment period of goodwill.

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

We had $334,484 of outstanding performance obligations comprised of deferred revenue as of June 30, 2024. Ameritek expects to recognize approximately 25% in the third quarter of 2024, 25% in the fourth quarter of 2024, and the remaining thereafter. The amount transferred to revenue from deferred revenue during the first six months of 2024 was $173,720.

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

Advertising

Advertising is expensed when incurred. Ameritek spent $5,894 and $38, on advertising for the six months June 30, 2024, and 2023.

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

	Fair Value Measurements as of March 31, 2024
	Level 1		Level 2	Level 3
Assets
ZenaTech securities		$-	$661,886		$-
Total assets			661,886
Liabilities
Short-term debt		-	21,000		-
Long-term debt, including current portion		-	1,973,746		-
Total liabilities	$		$(1,994,746)	$

	Fair Value Measurements as of December 31, 2023
	Level 1		Level 2	Level 3
Assets
ZenaTech securities		$-	$661,886		$-
Total assets			661,886
Liabilities
Short-term debt		-	21,000		-
Long-term debt, including current portion		-	1,933,448		-
Total liabilities	$		$(1,954,448)	$

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the balance sheet periods ended March 31, 2024, and December 31, 2023.

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the six months June 30, 2024 and year ended December 31, 2023,

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

The Company’s outstanding balance was $14,958 payable to former owners of Interactive Systems, Inc. as of June 30, 2024.

The Company’s outstanding balance was $14,958 payable to former owners of Interactive Systems, Inc. as of December 31, 2023.

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

The Company’s outstanding balance was $11,080 payable to former owners of interlinkONE, Inc. as of June 30, 2024.

The Company’s outstanding balance was $11,080 payable to former owners of interlinkONE, Inc. as of December 31, 2023.

6.PRODUCT DEVELOPMENT COSTS

	Total		Total	Total	Amortization	Amortization	Net
	Costs	Additions	Total Costs	Amortization	3 Mo. Period End.	6-Months Ended	Book Value
	12/31/2023	2024	06/30/2024	12/31/2023	06/30/2024	06/30/2024	06/30/2024
Ameritek	$120,000	$ -	$120,000	$8,000	$2,000	$4,000	$108,000
interlinkONE	446,651	-	446,651	66,998	7,444	14,888	364,765
interlinkONE	36,071	-	36,071	3,607	601	1,202	31,262
Total costs	$602,722	$ -	$602,722	$78,605	$10,045	$20,091	$502,027

See table below for 2023 goodwill activity.

	Total		Total	Beginning	Total		Amortization	Amortization	Net
	Costs	Transfer to goodwill	Total Costs	Book Value	Amortization	Transfer to goodwill	during	Year Ended	Book Value
	12/31/2022	2023	12/31/2023	12/31/2022	12/31/2022	2023	the year 2023	12/31/2023	12/31/2023
Ameritek	$120,000	$ -	$120,000	$ 120,000	$ -	$ -	$8,000	$8,000	$112,000
interlinkONE	446,651	0	446,651	409,430	37,221	-	29,776	66,997	379,654
Boski	235,660	235,660	0	204,238	31,422	200,310	3,928	35,350	-
Boski	1,036,016	1,036,016	0	897,880	138,136	880,613	17,267	155,403	-
VW Win	500,000	500,000	0	433,334	66,666	425,001	8,333	74,999	-
Interactive Systems	775,761	413,039	362,722	691,721	84,040	678,792	12,929	96,969	-
interlinkONE	36,071		36,071	34,869	1,202	-	2,404	3,606	32,465
Total	$3,150,159	$2,184,715	$ 965,444	$2,791,472	$358,687	$2,184,716	$82,637	$441,324	$524,119

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

Ameritek owed $24,966 for this short-term debt, representing $21,000 principal and $4,341 interest as of June 30, 2024. The Company owed $24,596 for this short-term debt, representing $21,000 principal and $3,596 interest as of December 31, 2023.

8.LOANS PAYABLE

Ameritek Ventures, Inc. has the following loan payable as of March 31, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023
Bozki[1] loan #1 (note 10)	$ 200,000	$ 200,000
Bozki[2] loan #2 (note 10)	572,411	572,411
VW Win Epazz[3] loan (note 10)	250,000	250,000
SBA Reading Coop loan	-	3,311
SBA Interactive Systems loan	537,627	500,000
SBFC LLC loan	51,779	42,753
Cloud Builder note	361,858	364,973
Less: current portion	-	-
Total promissory notes, less current portion	$ 1,973,676	$ 1,933,448

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

Ameritek utilizes its available lines of credit with related parties (note 10) to justify the long-term classification of the current portion of third-party debt. As such the current portion of long-term debt of $48,567 is recorded as a long-term liability in the balance sheet as of June 30, 2024. During the quarter ended June 30,

2024 the Company converted $40,901 accrued interest to long-term debt and recorded an accrued interest expense of $555,447.

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

The total amount due under the promissory note was $200,000 and accrued interest of $103,982 as of June 30, 2024. The total number of shares of common stock the noteholder could convert was 345,434,790 which is the total amount due of $303,982, divided by $0.0088, or $0.0011 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0011 on June 28, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $572,411 and accrued interest of $127,838 as of June 30, 2024. The total number of shares of common stock the noteholder could convert was 795,737,500, which is the total amount due of $700,249, divided by $0.0088, or $0.0011 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0088 on June 28, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $250,000 principal and accrued interest of $318,250 as of June 30, 2024.

The total amount due under the promissory note was $250,000 and accrued interest of $299,500 as of December 31, 2023.

Reading Coop loan for interlinkOne

The Company assumed a loan from the Reading Coop for $27,957 with the acquisition of interlinkOne on May 15, 2021. The Reading Coop loan has an interest rate of 6.5% and the Company has been making payments each year to pay it off.

Ameritek paid off the remaining balance of $3,311 during the six months ended June 30, 2024.

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

Ameritek owed $537,627, including accrued interest of $47,627 and paid $10,020, of which $3,274 represents principal as of June 30, 2024. The interest is added to the principal as of March 2024. The Company started to make payments for this loan in March 2024.

Ameritek had accrued interest of $22,356 and did not make any loan payments as of December 31, 2023.

SBFC LLC loan for $51,779

Ameritek has a loan with SBFC LLC, DBA Rapid advance with variable interest rate originating on 11/30/2022. The original loan amount was $37,000 and had an interest rate of 59%. The principal amount of the loan was increased by $28,313 representing accrued interest to date in September 2023. The principal amount was $50,462 and the Company made weekly payments of $1,284, and the interest rate was 89%.

Ameritek had a balance of $51,779, of which $22,560 is principal and $21,511 is accrued interest and made $24,728 loan payments as of June 30, 2024. Ameritek had a balance of $42,753, incurred accrued interest of $12,632 and made $20,282 loan payments as of December 31, 2023.

Cloud Builder, Inc. promissory note of $361,858

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

The Company and Cloud Builder, Inc. agreed to convert $32,480 of this debt into 29,000,000 class A common stock on January 31, 2024, see note 9.

The Company and Cloud Builder, Inc. agreed to convert $22,800 of this debt into 30,000,000 class A common stock on April 29, 2024, see note 9.

Ameritek had a balance of $361,858 on the loan with Cloud Builder, Inc. and had accrued interest expense of $10,865 as of June 30, 2024.

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

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of June 30, 2024.

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

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of June 30, 2024.

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

There were 60,000,000 Preferred Stock Series C shares authorized, 59,988,972 issued and outstanding as of June 30, 2024.

There were 60,000,000 Preferred Stock Series C shares authorized, 59,988,972 issued and outstanding as of December 31, 2023.

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

There were 10,000,000 Preferred Stock Series D shares authorized, 9,083,630 issued and outstanding as of June 30, 2024.

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

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of June 30, 2024.

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

Ameritek issued 30,000,000 shares of Common Stock for debt conversion to Cloud Builder, Inc. into class A common stock, consistent with the terms of the agreement on April 29, 2024 (note 8).

There were 950,000,000 shares of common stock authorized, 583,226,791 issued and outstanding as of June 30, 2024.

There were 950,000,000 shares of common stock authorized, 554,226,791 issued and outstanding as of December 31, 2023.

10.RELATED PARTIES

We organized the related party transactions by total as of March 31, 2024 in the table below according to ASC 850. Readers should refer to the footnotes following the table for a detailed description of all related party transactions.

ASC 850	Related Party	Relationship	Transaction type	Stock as of March 31, 2024	Total dollars as of March 31, 2024
1	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Common stock ownership	79,098,457	-
2	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Preferred C stock ownership	2,000,000	-
3	Epazz, Inc.1	Owner of over 95% voting stock	Preferred B stock ownership	10,000,000	-
4	Epazz, Inc.	Owner of over 95% voting stock	Common stock ownership	50,000,000	-
5	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		299,982
6	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		688,801
7	Epazz, Inc.	Owner of over 95% voting stock	Assumption of VW Win, Inc. note		588,875
8	Epazz, Inc.2	Owner of over 95% voting stock	Management Services Agreement	-	176,500
9	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Preferred C stock ownership	22,159,336	-
10	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Common stock ownership	18,103,638	-
11	Vivienne Passley	Shaun Passley's family member.	Common stock ownership	300	-
12	Star Financial Corporation	President is Fay Passley, Shaun Passley's family member.	Preferred C stock ownership	22,236,666	-
13	Star Financial Corporation	Fay Passley, President of Star Financial Corporation is Shaun Passley's family member.	Common stock ownership	18,106,005	-
14	Fay Passley	Shaun Passley's family member	Common stock ownership	300	-
15	Craig Passley	Shaun Passley's family member	Preferred C stock ownership	4,800,000	-
16	Craig Passley	Shaun Passley's family member	Common stock ownership	300	-
17	Olga Passley	Shaun Passley's family member	Common stock ownership	300	-
18	Lloyd Passley	Shaun Passley's family member	Common stock ownership	300	-

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

The total amount due under the promissory note was $200,000 and accrued interest of $103,982 as of June 30, 2024. The total number of shares of common stock the noteholder could convert was 345,434,790 which is the total amount due of $303,982, divided by $0.0088, or $0.0011 share price at a 20% discount rate. The

Ameritek Ventures, Inc. common stock share price was $0.0011 on June 28, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $572,411 and accrued interest of $127,838 as of June 30, 2024. The total number of shares of common stock the noteholder could convert was 795,737,500, which is the total amount due of $700,249, divided by $0.0088, or $0.0011 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0088 on June 28, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $250,000 principal and accrued interest of $318,250 as of June 30, 2024.

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

The development and support expenses included $176,500 charged by Epazz, Inc. under the management services agreement between Ameritek and Epazz for the six months ended June 30, 2024.

The $176,500 expenses consisted of

•Engineering services of $143,175,

•Software development fees of $10,625, and

•Accounting of $22,700.

For the two quarters ended June 30, 2023, the development and support expenses included $207,000 charged by Epazz, Inc. The $207,000 expenses consisted of

•Accounting services of $25,550,

•Engineering services of $169,500, and

•Software development fees of $12,000.

The Company had an accounts payable balance of $1,158,694 due to Epazz, Inc., at June 30, 2023. The Company has advanced funds of $342,380 to various subsidiaries of Epazz, Inc. during the 1st quarter.  For the presentation purposes, the accounts payable balance due to Epazz was offset with what was advanced, and the net amount payable to Epazz at June,2023 was $816,314.

Stock issuances

On October 2, 2023 Ameritek issued 7,700,000 shares of Preferred Stock, Series C to Star Financial Corporation, a related party, for debt issuance fees consistent with the terms of the agreement. The President of Star Financial Corporation is Fay Passley, Shaun Passley’s mother (note 9).

Other transactions

Epazz, Inc. had invoices totaling $176,500 during the first six months of 2024.

Epazz, Inc. had invoices totaling $207,000 during the first six months of 2023.

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

12.INCOME TAXES

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

The Company did not pay any income taxes for the six months June 30, 2024 or the year ended December 31, 2023.

13. SUBSEQUENT EVENTS

During August 2024, the Company paid off a revolving line of credit to an unrelated party. The total principal of the line of credit was $363,709 and the accrued interest of $5,483.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s historical results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and notes thereto appearing elsewhere herein. The following discussion and analysis also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the six months June 30, 2024.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included herein for the six months June 30, 2024.

Results of Operations

For the six months June 30, 2024, and 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months from April 1, 2024 to June 30, 2024

Ameritek had operating revenue of $186,920 for the three months June 30, 2024, a decrease of $87,369, or 32%, as compared to the same period in 2023. This reduction in revenue was due to some programming revenue that happened in 2023 that the Company did not benefit from in 2024.

Ameritek is now using the proprietary server from Epazz, Inc. and not loaning cloud space from third party vendors. A such, the total general and administrative expenses were $144,059 for the second quarter of 2024, $130,819 or 48% less than in 2023. Development and support expenses were lower by $87,579 or 48% in 2024 since Ameritek had less software and programming done than in 2023; general and administrative expenses had a decrease of 52% to $40,146 from $83,385 in the second quarter of 2023; and, depreciation and amortization expenses remained the same at $10,045. The effect of the change due to changing the goodwill classification back to goodwill from product development costs recorded as goodwill and described in detail in the financial statements footnote 2 ended during the first quarter of 2024.

Net operating income before other income was $42,861 for the second quarter of 2024, as compared to a net loss of $(589) for the same period ended 2023, up by $43,450. This positive change was due to managing the Company’s costs.

Interest expenses were up by 27% to $46,473 for the second quarter ended June 30, 2024, compared to $36,484. This $9,989 increase is partly due to the Company’s added interest from the SBA loan, which is now compounded into the principal.

Ameritek had an increase in net loss of $(3,612) for the three months June 30, 2024 as compared to a net loss of $(37,073) for the same 2023 period. The Company had a net income positive change of $33,461. This change was due to the factors explained above.

For the six months ended June 30, 2024, and 2023

Ameritek had operating revenue of $402,842 for the six months ended June 30, 2024, a decrease of $113,757, or 22%, as compared to 2023. This reduction in revenue was due to some programming revenue that happened in 2023 that the Company did not benefit from in 2024.

The Company is now using the proprietary server from Epazz, Inc. and not loaning cloud space from third party vendors. As such the total operating expenses decreased from June 2023. Total general and administrative expenses were $297,625 for the first two quarters of 2024, a decrease of 39% or $187,804 as compared to expenses incurred during the same six-month period in 2023. Development and support expenses being lower by $104,455 or 35% in 2024 since

Ameritek had less software and programming done than in 2023; general and administrative expenses had a decrease of 34% to $40,890 from $121,788 in the first two quarters of 2023; and, depreciation and amortization expenses decreased by $42,459, or 68%, booked at $20,090 for the first six months of 2024 from $62,549 in 2023. This change was due to changing the goodwill classification back to goodwill from product development costs recorded as goodwill and described in detail in the financial statements footnote 2.

Net operating income before other income was $105,217 for the first two quarters of 2024, as compared to a net income of $31,769 for the same period ended 2023, up by $74,047 or 238%. This positive change was due to managing the Company’s costs.

Interest expense was up by 19% to $89,132 for the six months June 30, 2024, compared to $75,010 during 2023, an increase due to the Company’s added interest from the SBA loan, which is now compounded into the principal.

Ameritek had an increase in net income of $59,925 for the six months June 30, 2024 as compared to the same 2023 period. The Company had a net income of $16,085 during the first six months of 2024 as compared to a net loss of $(43,840) realized during the same period of 2023. This change was due to the factors explained above.

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

		Six Months Ended
		June 30,
	Change ($)	2024	2023
Cash flow (used in) provided by operating activities	$(202,257)	$(47,141)	$155,386
Cash flow (used in) provided by investing activities	$–	$–	$–
Cash flow (used in) provided by financing activities	$197,120	$43,741	$(153,379)

Operating activities

Cash flow used in operating activities was decreased by $(202,257) for the six months June 30, 2024, as compared to the same period of 2023. Net operating income increased by $59,925 during 2024 as compared to the same 2023 period. Accounts receivable decreased by $242,664 since there were fewer customers billed for custom projects during 2024 than during 2023. Accounts payables increased by $302,807. Amortization and depreciation decreased by $42,459 in the first two quarters of 2024 compared to the same period of 2023, due to incorrectly showing goodwill as product development. Deferred revenue went up by $321,140 as more of it was converted to revenue.

Investing Activities

There were no investing activities during the six months ended June 30, 2024, or 2023.

Financing Activities

Cash provided by financing activities increased by $197,120 for the six months ended June 30, 2024 as compared to the previous period. The Company converted $41,300 interest to debt, had an increase of $26,367 of proceeds from short-term debt, and repaid $129,453 more in the long-term debt funds than in the previous six-month 2023 period.

Cash and Cash Equivalents

The Company had $2,218 in cash as of June 30, 2024, as compared with $2,758 as of June 30, 2023. Ameritek continues to rely on borrowings to finance its working capital needs.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

Management did not contemplate any accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows during the six months ended June 30, 2024 or for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2024 and for the year ended December 31, 2023 there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

AMERITEK VENTURE, INC.

Dated: August 14, 2024	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman