Form 10-Q
period 2024-09-30
Ameritek Ventures, Inc.
filed 2024-11-14
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2024, the Company had 554,226,791 outstanding shares of its common stock, par value $0.001.

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

AMERITEK VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	As of	As of
	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$2,336	$5,618
Accounts receivable, net	141,214	132,380
Prepaid expense	1,519	1,519
Total current assets	145,069	139,517
Property and equipment, net	-	-
Long-term assets:
Commitment fees (lines of credit)	29,568	35,112
Investment in securities	661,886	661,886
Patent	250,000	250,000
Product development, net	493,982	524,117
Goodwill	2,184,715	2,184,715
Total long-term assets	3,620,151	3,655,830
Total assets	$3,765,220	$3,795,347
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$692,320	$987,071
Short-term advance from affiliate	317,793	-
Accrued interest and expenses	575,172	547,204
Deferred revenue	242,546	151,005
Short-term debt	21,000	21,000
Total current liabilities	1,848,831	1,706,280
Long-term liabilities:
Long term debts	1,602,239	1,933,448
Total liabilities	3,451,070	3,639,728
Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 59,988,972 and 59,988,972 issued and outstanding, at end of period and start of period respectively	599,890	599,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 950,000,000 shares authorized, 613,226,791 and 554,226,791 issued and outstanding, and end of period and start of period respectively	613,227	554,227
Additional paid in capital	881,317	885,038
Accumulated deficit	(2,276,007)	(2,379,259)
Total stockholders' equity	(314,150)	155,619
Total liabilities and stockholders' equity	$3,765,220	$3,795,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

S.K. Bansal	Shaun Passley
Partner	Director
Date:	Date: November 14, 2024
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended

September 30, 2024 and September 30, 2023

(Unaudited)

	Three Months Period		Nine Months Ended
	June 1 to September 30,		September 30,
	2024	2023	2024	2023
Revenue:	$275,458	$186,337	$678,300	$702,936
General and administrative expenses:
Development and support	97,797	105,548	294,434	406,640
General and administrative	34,484	71,796	115,382	193,584
Depreciation and amortization	10,045	10,044	30,135	72,593
Total operating expenses	142,326	187,388	439,951	672,817
Operating income/(loss)	133,132	(1,051)	238,349	30,119
Other income (expense):
Interest expense	(45,967)	(37,705)	(135,097)	(112,715)
Net income (loss):	$87,167	$(38,756)	$103,252	$(82,596)
Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Shares used in computing earnings per share
Basic	613,226,791	514,226,791	613,226,791	514,226,791
Diluted	613,226,791	514,226,791	613,226,791	514,226,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

S K Bansal

Partner

Date:

Place: New Delhi, India

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended

September 30, 2024 and September 30, 2023

(Unaudited)

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,320,349)	$298,369
Net loss nine months ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	(82,596)	(82,596)
Balance, September 30, 2023	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,402,945)	$215,773
Balance, December 31, 2023	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	554,226,791	$554,227	$885,038	$(2,379,259)	$155,619
Debt conversion	-	-	-	-	-	-	-	-	-	-	59,000,000	$59,000	$(3,720)	-	$55,280
Net loss nine months ended, September 30, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	$103,252	$103,252
Balance, September 30, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,227	$881,317	$(2,276,007)	$314,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

S K Bansal

Partner

Date:

Place: New Delhi, India

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended

September 30, 2024 and September 30, 2023

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$103,252	$(82,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	30,135	72,591
Amortization of LOC commitment fees	5,544	-
Decrease (increase) in assets:
Accounts receivable	(8,834)	299,060
Prepaid expenses	-	2
Increase (decrease) in liabilities:
Accounts payable	(294,751)	(24,730)
Accrued interest	81,697	90,158
Deferred revenues	91,541	(181,226)
Short-term advance from affiliate	317,793	-
Net cash flow (used in)/ provided by operating activities	326,377	173,259
Cash flows from investing activities:
Purchase of equipment	-	-
Net cash flow (used in)/ provided by investing activities	-	-
Cash flows from financing activities:
Change in line of credit	(296,155)	28,313
Repayment of long-term debt	(33,504)	(194,826)
Net cash flow (used in)/provided by financing activities	(329,659)	(166,513)
Net increase (decrease) in cash	(3,282)	6,746
Cash – beginning of the year	5,618	751
Cash – end of the period	$2,336	$7,497
Supplemental cash flow information
Cash paid for interest	$39,321	$19,286
Non-cash investing and financing activities:
Conversion of debt to Class A common stock	$-	$-

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

Intangible Assets and Intellectual Property

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into consideration events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. The Company’s accumulated amortization expense on intangible assets totaled $108,740 for the nine months ended September 30, 2024, and $441,326 for the year ended December 31, 2023.

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

Ameritek had $242,546 of outstanding performance obligations comprised of deferred revenue as of September 30, 2024. The Company expects to recognize approximately 25% in the fourth quarter of 2024, 25% in the first quarter of 2025, and the remaining thereafter. The amount transferred to revenue from deferred revenue during the first nine months of 2024 was $303,675.

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

Advertising

Advertising is expensed when incurred. Ameritek spent $7,162, and $7,165 on advertising for the nine months ended September 30, 2024, and 2023.

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

The following schedules summarize the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2024 and December 31, 2023.

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3
Assets
ZenaTech securities	$-	$661,886	$-
Total assets	-	661,886	-
Liabilities
Short-term debt	-	338,793	-
Long-term debt, including current portion	-	1,602,239	-
Total liabilities	$-	$(1,941,032)	$-

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3
Assets
ZenaTech securities	$-	$661,886	$-
Total assets	-	661,886	-
Liabilities
Short-term debt	-	21,000	-
Long-term debt, including current portion	-	1,933,448	-
Total liabilities	$-	$(1,954,448)	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the balance sheet periods ended September 30, 2024, and December 31, 2023.

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the nine months ended September 30, 2024, and year ended December 31, 2023,

	September 30, 2024	December 31, 2023
Furniture and fixtures	$7,694	$7,694
Computer and equipment	28,568	28,568
Software	4,200	4,200
Assets held under capital leases	2,783	2,783
Total property and equipment	43,245	43,245
Less: accumulated depreciation	(43,245)	(43,245)
Net property and equipment	$-	$-

Accumulated depreciation expenses totaled $43,245, and $43,245 for the balance sheet periods ended September 30, 2024 and December 31, 2023.

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

The Company’s outstanding balance was $14,958 payable to former owners of Interactive Systems, Inc. as of September 30, 2024.

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

The Company’s outstanding balance was $11,080 payable to former owners of interlinkONE, Inc. as of September 30, 2024.

The Company’s outstanding balance was $11,080 payable to former owners of interlinkONE, Inc. as of December 31, 2023.

6.PRODUCT DEVELOPMENT COSTS

	Total		Total	Total	Amortization	Amortization	Net
	Costs	Additions	Total Costs	Amortization	3 Mo. Period End.	9-Months Ended	Book Value
	12/31/2023	2024	09/30/2024	12/31/2023	09/30/2024	09/30/2024	09/30/2024
Ameritek	$120,000	$ -	$120,000	$8,000	$2,000	$6,000	$106,000
interlinkONE	446,651	-	446,651	66,998	7,444	22,333	357,321
interlinkONE	36,071	-	36,071	3,607	601	1,804	30,661
Total costs	$602,722	$ -	$602,722	$78,605	$10,045	$30,136	$493,981

See table below for 2023 goodwill activity.

	Total		Total	Beginning	Total		Amortization	Amortization	Net
	Costs	Transfer to goodwill	Total Costs	Book Value	Amortization	Transfer to goodwill	during	Year Ended	Book Value
	12/31/2022	2023	12/31/2023	12/31/2022	12/31/2022	2023	the year 2023	12/31/2023	12/31/2023
Ameritek	$120,000	$ -	$120,000	$ 120,000	$ -	$ -	$8,000	$8,000	$112,000
interlinkONE	446,651	0	446,651	409,430	37,221	-	29,776	66,997	379,654
Boski	235,660	235,660	0	204,238	31,422	200,310	3,928	35,350	-
Boski	1,036,016	1,036,016	0	897,880	138,136	880,613	17,267	155,403	-
VW Win	500,000	500,000	0	433,334	66,666	425,001	8,333	74,999	-
Interactive Systems	775,761	413,039	362,722	691,721	84,040	678,792	12,929	96,969	-
interlinkONE	36,071		36,071	34,869	1,202	-	2,404	3,606	32,465
Total	$3,150,159	$2,184,715	$ 965,444	$2,791,472	$358,687	$2,184,716	$82,637	$441,324	$524,119

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

Ameritek paid the interest of $4,727 for this short-term debt and still owes $21,000 in principal as of September 30, 2024.

The Company owed $24,596 for this short-term debt, representing $21,000 principal and $3,596 interest as of December 31, 2023.

8.LOANS PAYABLE

Ameritek Ventures, Inc. has the following loan payable as of March 31, 2024 and December 31, 2023.

	September 30,	December 31,
	2024	2023
Bozki[1] loan #1 (note 10)	$ 200,000	$ 200,000
Bozki[2] loan #2 (note 10)	572,411	572,411
VW Win Epazz[3] loan (note 10)	250,000	250,000
SBA Reading Coop loan	-	3,311
SBA Interactive Systems loan	535,145	500,000
SBFC LLC loan	44,684	42,753
Cloud Builder note	-	364,973
Less: current portion	-	-
Total promissory notes, less current portion	$ 1,602,239	$ 1,933,448

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

Ameritek utilizes its available lines of credit with related parties (note 10) to justify the long-term classification of the current portion of third-party debt. As such the current portion of long-term debt of $54,849 is recorded as a long-term liability in the balance sheet as of September 30, 2024. The Company converted $55,280 accrued interest to long-term debt and recorded an accrued interest expense of $12,829 during the last three quarters entered September 3, 2024.

The current portion of long-term debt of $46,063 was recorded as a long-term liability in the balance sheet as of December 31, 2023. The Company recorded an accrued interest expense of $28,873 as of December 31, 2023.

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

The total amount due under the promissory note was $200,000 and accrued interest of $107,982 as of September 30, 2024. The total number of shares of common stock the noteholder could convert was 42,775,278 which is the total amount due of $307,982, divided by $0.0072, or $0.0009 share price at a 20% discount rate. Ameritek Ventures’ common stock share price was $0.0009 on September 30, 2024 as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $572,411 and accrued interest of $139,287 as of September 30, 2024. The total number of shares of common stock the noteholder could convert was 795,737,500, which is the total amount due of $711,698, divided by $0.0072, or $0.0009 share price at a 20% discount rate. Ameritek Ventures’ common stock share price was $0.0009 on September 30, 2024 as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $250,000 principal and accrued interest of $327,625 as of September 30, 2024.

The total amount due under the promissory note was $250,000 and accrued interest of $299,500 as of December 31, 2023.

Reading Coop loan for interlinkOne

The Company assumed a loan from the Reading Coop for $27,957 with the acquisition of interlinkOne on May 15, 2021. The Reading Coop loan has an interest rate of 6.5% and the Company has been making payments each year to pay it off.

Ameritek paid off the remaining balance of $3,311 during the first quarter of 2024.

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

Ameritek owed $535,145, including accrued interest of $52,679 and paid $17,535, of which $5,757 represents principal as of September 30, 2024. The interest is added to the principal as of March 2024. The Company started to make payments for this loan in March 2024.

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

Ameritek had a balance of $44,684, of which $36,412 is principal and $12,958 is accrued interest and made $49,370 loan payments as of September 30, 2024.

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

Ameritek paid off the remainder of $363,822 to Cloud Builder, Inc. during the quarter ended September 30, 2024. The total principal of the line of credit was $363,709 and the accrued interest of $5,483.

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

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of September 30, 2024.

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

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of September 30, 2024.

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

There were 60,000,000 Preferred Stock Series C shares authorized, 59,988,972 issued and outstanding as of September 30, 2024.

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

There were 10,000,000 Preferred Stock Series D shares authorized, 9,083,630 issued and outstanding as of September 30, 2024.

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

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of September 30, 2024.

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

There were 950,000,000 shares of common stock authorized, 613,226,791 issued and outstanding as of September 30, 2024.

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

The total amount due under the promissory note was $200,000 and accrued interest of $107,982 as of September 30, 2024. The total number of shares of common stock the noteholder could convert was 42,775,278 which is the total amount due of $307,982, divided by $0.0072, or $0.0009 share price at a 20%

discount rate. Ameritek Ventures’ common stock share price was $0.0009 on September 30, 2024 as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $572,411 and accrued interest of $107,982 as of September 30, 2024. The total number of shares of common stock the noteholder could convert was 42,775,278 which is the total amount due of $307,982, divided by $0.0072, or $0.0009 share price at a 20% discount rate. Ameritek Ventures’ common stock share price was $0.0009 on September 30, 2024 as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $250,000 principal and accrued interest of $327,625 as of September 30, 2024.

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

The development and support expenses included $176,500 charged by Epazz, Inc. under the management services agreement between Ameritek and Epazz for the nine months ended September 30, 2024.

The $176,500 expenses consisted of

•Engineering services of $143,175,

•Software development fees of $10,625, and

•Accounting of $22,700.

For the three quarters ended September 30, 2023, the development and support expenses included $207,000 charged by Epazz, Inc. The $207,000 expenses consisted of

•Accounting services of $25,550,

•Engineering services of $169,500, and

•Software development fees of $12,000.

The Company had an accounts payable balance of $1,158,694 due to Epazz, Inc., at September 30, 2023. The Company has advanced funds of $342,380 to various subsidiaries of Epazz, Inc. during the 1st quarter.  For the presentation purposes, the accounts payable balance due to Epazz was offset with what was advanced, and the net amount payable to Epazz at September 30, 2023 was $816,314.

Stock issuances

On October 2, 2023 Ameritek issued 7,700,000 shares of Preferred Stock, Series C to Star Financial Corporation, a related party, for debt issuance fees consistent with the terms of the agreement. The President of Star Financial Corporation is Fay Passley, Shaun Passley’s mother (note 9).

Other transactions

Epazz, Inc. had invoices totaling $317,793 during the nine months ended September 30, 2024.

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

The Company did not pay any income taxes for the nine months ended September 30, 2024 or the year ended December 31, 2023.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the nine months ended September 30, 2024.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included herein for the nine months September 30, 2024.

Results of Operations

For the nine months ended September 30, 2024, and 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the quarter ended September 30, 2024

Ameritek had operating revenue of $275,458 for the quarter ended September 30, 2024, an increase of $89,121, or 48%, as compared to the same period in 2023. This increase in revenue was due to over $32,000 of programming revenue that happened in 2024 that the Company did not benefit from in 2023, as well as a transfer from deferred revenue of about $48,000 in 2024 as compared to 2023.

Total general and administrative expenses were $142,326, lower by 24% than for the same 2023 period expenses. Development and support expenses were lower by $7,751 or 7% in 2024 as compared to the first three quarters of 2023. General and administrative expenses were $34,484, lower by 52%, as compared to 2023. Depreciation and amortization expenses remained the same as last quarter. The effect of the change due to changing the goodwill classification back to goodwill from product development costs recorded as goodwill and described in detail in the financial statements footnote 2 ended during the first quarter of 2024.

Net operating income before other income was $133,132 for the third quarter of 2024, as compared to a net loss of $1,051 for the same period ended 2023, up by $134,183.

Interest expenses were up by 22% to $45,965 for the third quarter ended September 30, 2024, compared to $37,705 for the same period of 2023. This $8,260 increase due to the Company’s added interest from the SBA loan, which is now compounded into the principal.

Ameritek had net income for the period of $87,167 for the three months ended September 30, 2024 as compared to a net loss of $38,756 for the same 2023 period. The Company had a net income positive change of $125,923. This change was due to the factors explained above.

For the nine months ended September 30, 2024, and 2023

Ameritek had operating revenue of $678,300 for the nine months ended September 30, 2024, a decrease of $24,636, or 4%, as compared to the same 2023 period. This reduction in revenue was due to a decrease in programming revenue in 2024 the Company had in 2023.

The Company is now using the proprietary server from Epazz, Inc. and not loaning cloud space from third party vendors. As such the total operating expenses decreased from September 2023. Total general and administrative expenses were $439,951 for the first three quarters of 2024, a decrease of 35% or $232,866 as compared to expenses incurred during the same nine-month period in 2023. Development and support expenses being lower by $112,206 or 28% in 2024 since

Ameritek had less software and programming done than in 2023. General and administrative expenses decreased by 40% to $115,382 from $193,584 in the first three quarters of 2023. Depreciation and amortization expenses decreased by $42,458, or 58%, booked at $30,136 for the first nine months of 2024 from $72,593 in 2023.

Net operating income before other income was $238,349 for the nine months ended September 30, 2024 up by 691% from $30,119. This positive change was due to managing the Company’s costs.

Interest expense was up by 20% to $135,097 for the nine months September 30, 2024, compared to $112,715 during 2023, an increase of 20% due to the Company’s added interest from the SBA loan, which is now compounded into the principal.

Ameritek had an increase in net income of $185,448 for the nine months September 30, 2024 as compared to the same 2023 period. The Company had a net income of $103,252 during the first nine months of 2024 as compared to a net loss of $82,596 realized during the same period of 2023. This change was due to the factors explained above.

As a related party transaction, Epazz, Inc. had invoices totaling $317,793 during the nine months ended September 30, 2024.

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

		Nine Months Ended
		September 30,
	Change ($)	2024	2023
Cash flow (used in) provided by operating activities	$153,118	$326,377	$173,259
Cash flow (used in) provided by investing activities	$–	$–	$–
Cash flow (used in) provided by financing activities	$(163,146)	$(329,659)	$(166,513)

Operating activities

Cash flow used in operating activities increased by $153,118 for the nine months ended September 30, 2024, as compared to the same period of 2023. Net operating income increased by $185,848. Accounts receivable decreased by $307,894 since there were fewer customers billed for custom projects during 2024 than during 2023. Accounts payables decreased by $270,021. Amortization and depreciation decreased by $42,459 in the first three quarters of 2024 compared to the same period of 2023, due to incorrectly showing goodwill as product development. Deferred revenue went up by $272,767 as more of it was converted to revenue.

Investing Activities

The Company did not have any investing activities during the nine months ended September 30, 2024, or 2023.

Financing Activities

Cash provided by financing activities decreased by $163,146 for the nine months ended September 30, 2024 as compared to the same 2023 period. Ameritek converted $43,200 interest to debt, had an increase of $243,613 of proceeds from short-term debt, and repaid $164,000 its long-term debt during the first three quarters of 2024; the Company had proceeds of $28,313 and paid $194,826 during the first three quarters of 2023.

Cash and Cash Equivalents

The Company had $2,336 in cash as of September 30, 2024, as compared with $7,497 as of September 30, 2023. Ameritek continues to rely on borrowings to finance its working capital needs.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

Management did not contemplate any accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows during the nine months ended September 30, 2024 or for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2024 and for the year ended December 31, 2023 there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2024 and for the year ended December 31, 2023 there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

AMERITEK VENTURE, INC.

Dated: November 14, 2024	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman