Form 10-K
period 2024-12-31
Ameritek Ventures, Inc.
filed 2025-04-08
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2024

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

 As of December 31, 2024, the Company had 613,226,791 outstanding shares of its common stock, par value $0.001.

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

TABLE OF CONTENTS

PART I4

Item 1. Business.4

Item 1A. Risk Factors.4

Item 1B. Unresolved Staff Comments.4

Item 2. Properties.4

Item 3. Legal Proceedings.4

Item 4. Mine Safety Disclosures.4

PART II5

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.5

Item 6. [Reserved]5

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations5

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.6

Item 8. Financial Statements and Supplementary Data.7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.28

Item 9A. Controls and Procedures.28

Item 9B. Other Information.28

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections28

PART III29

Item 10. Directors, Executive Officers and Corporate Governance.29

Item 11. Compensation.29

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.30

Item 13. Certain Relationships and Related Transactions, and Director Independence.31

Item 14. Principal Accountant Fees and Services.31

PART IV33

Item 15. Exhibit and Financial Statements Schedules.33

Item 16. Form 10-K Summary33

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

On October 1, 2024 Ameritek sold Ecker Capital, LLC to ZenaTech, Inc., a related party. Ecker Capital, LLC is the holding company for Interactive Systems, Inc., interlinkONE, Inc., both Massachusetts corporations, and ESM Software, Inc., an Illinois Corporation. ZenaTech, Inc.’s controlling shares are owned equally by Epazz, Inc. and Shaun Passley, PhD. Shaun Passley, PhD is the President of Ameritek Ventures, Inc., their Chief Executive Officer and majority shareholder.

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

Item 2. Properties.

Our principal executive offices are located at 325 N Milwaukee Ave Suite G1, Wheeling, IL 60090, which we lease for $375 per month on a month-to-month basis with a 30-day notice, provided if either party does not terminate the agreement within (30) days prior to the end of the initial term, the lease shall automatically renew for successive one (1) month periods on the same terms. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. The company has a shared office at 401 Ryland Street, Suite 200A Reno, NV 89502.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2024:
First Quarter	$0.0022	$0.0005
Second Quarter	$0.0011	$0.0008
Third Quarter	$0.0012	$0.0009
Fourth Quarter	$0.0014	$0.0007

Fiscal year ended December 31, 2023:
First Quarter	$0.0048	$0.0011
Second Quarter	$0.0142	$0.0068
Third Quarter	$0.0056	$0.0011
Fourth Quarter	$0.0030	$0.0011

Holders

As of December 31, 2024, there were 583,226,791 shares of common stock outstanding, which were held by approximately 110 record holders. In addition, there were 7,488,730 shares of our Series A Convertible Preferred Stock outstanding, which were held by one record holders, 10,000,000 shares of our Series B Convertible Preferred Stock outstanding, which were held by one record holder; 59,988,972 shares of our Series C Convertible Preferred Stock outstanding, which were held by six record holder; 9,083,630 shares of our Series D Convertible Preferred Stock outstanding, which were held by six record holder, and 23,000,000 shares of our Series E Convertible Preferred Stock outstanding, which were held by one record holder.

 Dividends

Through December 31, 2024, except for dividends due on our Preferred Stock, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended December 31, 2024, and 2023

Ameritek had operating revenue of $678,300 for the year ended December 31, 2024, as compared to $949,438 for the year ended December 31, 2023, a decrease of $271,128, or 29%. This decrease was due to the sale of Interactive Systems and interlinkONE to ZenaTech.

Total operating expenses decreased by$363,928 or 44% since the Company sold the two revenue and expense generating companies on October 1, 2024. Additionally, Ameritek is now using the proprietary server from Epazz, Inc. and not loaning cloud space from third party vendors. Development and support expenses were lower by $222,040 or 43% in 2024. General and administrative expenses were $132,398 for 2024, a decrease by $91,384 or 41% as compared to expenses incurred during 2023. Depreciation and amortization expenses were also down by $50,504 or 61% from 2023.

Net operating income before other income was $219,332 for 2024 as compared to a net income of $126,542 for 2023, a positive net change of $92,790. This result is due to reducing expenses significantly in 2024.

Other income increased by $4,496,799 during 2024 due to gain on asset disposal resulting from the sale of Ecker Capital to ZenaTech. Interest expenses decreased by $23,369 in 2024 from $185,452 due to a reduction of interest paid in the fourth quarter of 2024. The Company recognized other revenue of $4,439,550 for gain on asset disposal.

Ameritek had a net income of $4,496,799 during 2024 as compared to a net loss of $58,910 realized during 2024. This decrease is due to the factors explained above.

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

	Twelve months ended December 31,
	2024	2023	Change ($)
Cash flow (used in) provided by operating activities	$331,375	$(23,009)	$354,384
Cash flow (used in) provided by investing activities	$–	$–	$–
Cash flow (used in) provided by financing activities	$(329,659)	$27,876	$357,535

Operating activities

Cash flow provided by operating activities had a total outflow of $354,384 for the year ended December 31, 2024, while for 2023 the cash inflow provided by operating activities was $(23,009). This is due to having a net income of $4,496,799, partially offset by the change in gain on sale of Ecker of $4,439,550, a decrease of accounts receivable of $245,547, accounts payable of $75,303, accrued interest of $42,399 partially offset by an increase in deferred revenue of $327,032, and a decrease of amortization and depreciation of $50,504 in 2024 compared to 2023, all as a result of the sale of Ecker Capital.

Investing Activities

There was no investing activities during the years ending December 31, 2024, and 2023.

Financing Activities

Cash outflow used by financing activities decreased by $357,535 for the year ended December 31, 2024. This difference represents the decrease by $539,768 of proceeds from short-term debt and the inflow of $182,233 was for the repayment of long-term debt.

Cash and Cash Equivalents

The Company had no cash as of December 31, 2024 as compared with $5,618 as of December 31, 2023, because of the assets sale to ZenaTech. Ameritek continues to rely on borrowings to finance its working capital needs.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

There were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows during the year ended December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Furnish the information required by Item 305 of Regulation S-K (§ 229.305 of this chapter).

Item 8. Financial Statements and Supplementary Data.

Following are the financial statements of Ameritek Ventures, Inc. as of December 31, 2024, and December 31, 2023.

ar

HEAD OFFICE:
A-6, Maharani Bagh
New Delhi-110065
Ph.: 011-41626471, 41626470
Fax: 011-41328425
Email: info@bansalco.com

BANSAL & CO LLP
CHARTERED ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Ameritek Ventures Inc., Las Vegas,Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ameritek Ventures Inc.(the "Company") as of December 31, 2024, and December 31, 2023, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a Chartered Accountants firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

BRANCHES

Maharashtra : 7&8 GF, Wing-A, Raghavji Building, 15/17, Raghavji Road, Gowalia Tank, Mumbai-400026, M: 9999 668270
Madhya Pradesh: 114, Shree Tower, 2nd Floor, Zone-II, Bhopal (MP) Ph. 0755-4076725, 2769224, 2769225, 9425398729
Chhattisgarh : 6/140 Next to Indra Setu Bridge, Tilaknagar, Chatapara, Bilaspur, Chhattisgarh, (Ch) - 495001, M: 8097329585
Delhi : D-Block, 3rd Floor, Plot No 8, Balaji Estate, Guru Ravidas Marg, Kalkaji, New Delhi-110019, M: 9810939245

1/2

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical audit matter

Transfer of Ecker Capital, Inc. to Zenatech Inc.:

a. Ameritek Ventures, Inc. entered into an acquisition and stock purchase agreement with ZenaTech to acquire subsidiary of Ameritek Ventures, Inc. namely Ecker Capital, LLC ("Ecker") on October 14, 2024, with an effective date of October 1, 2024 for a purchase consideration of $45,42,772 settled through issuance of 5,000 Super Voting Shares, 1,000,000 Common Shares, and 750,000 Preferred Shares of Zenatech Inc.

Why Critical

We considered the audit of accounting for these transfer of subsidiary of Ameritek Ventures Inc. to be a critical audit matter, as these are significant transactions during the year and these transactions were required to be assessed whether these were under common control.

How is it addressed

- We have, amongst others, read the acquisition and stock purchase agreements in relation to these acquisitions to obtain an understanding of the transactions and the key terms; assessed whether the appropriate accounting treatment has been applied to these transactions.
- We reviewed the valuation report and also reviewed board minutes to assess whether these transactions were conducted at arm's length and properly authorized.

Surinder K. Bansal

M. No. 014301

March 31, 2025

We have served as the Company's auditor since 2021.

Bansal & Co. LLP,
New Delhi, India
Date: March 31st, 2025
Place: New Delhi

2/2

Bansal & Co. LLP – PCAOB# 2807

New Delhi, India

AMERITEK VENTURES, INC.

_______________________

Consolidated Financial Statements

Annually Report

For the Years Ending

December 31, 2024 and December 31, 2023

CURRENT INFORMATION REGARDING

AMERITEK VENTURES, INC.

The following information is furnished to assist with "due diligence" compliance. The information is furnished pursuant to Rule 15c2-11 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended: The items and attachments generally follow the format set forth in Rule 15c2-11.

AMERITEK VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$-	$5,618
Accounts receivable, net	-	132,380
Prepaid expense	-	1,519
Total current assets	-	139,517
Property and equipment, net	-	-
Long-term assets:
Commitment fees (lines of credit)	27,720	35,112
Investment in securities	5,031,886	661,886
Patent	250,000	250,000
Product development, net	104,001	524,117
Goodwill	1,771,676	2,184,715
Total long-term assets	7,185,283	3,655,830
Total assets	$7,185,283	$3,795,347
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$516,350	$987,071
Short-term advance from affiliate	317,793	-
Accrued interest and expenses	-	547,204
Deferred revenue	600,032	151,005
Short-term debt	21,000	21,000
Total current liabilities	1,455,175	1,706,280
Long-term liabilities:
Long term debts	1,022,411	1,933,448
Total liabilities	2,477,586	3,639,728
Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 59,988,972 and 36,888,972 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	599,890	599,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 950,000,000 shares authorized, 613,226,791 and 554,226,791 issued and outstanding at December 31, 2023 and December 31, 2022 , respectively	613,227	554,227
Additional paid in capital	881,317	885,038
Accumulated deficit	2,117,540	(2,379,259)
Total stockholders' equity	4,707,697	155,619
Total liabilities and stockholders' equity	$7,185,283	$3,795,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

/s/ S.K. Bansal S.K. Bansal	/s/ Shaun Passley Shaun Passley
Partner	Director
Date: March 31, 2025	Date: March 31, 2025
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ending

December 31, 2024 and December 31, 2023

	For the Years Ending
	December 31,
	2024	2023
Revenue:	$678,300	$949,438
General and administrative expenses:
Development and support	294,434	516,474
General and administrative	132,398	223,782
Depreciation and amortization	32,136	82,640
Total operating expenses	458,968	822,896
Operating income/(loss)	219,332	126,542
Other income (expense):
Interest expense – long term debt	(162,083)	(185,452)
Gain on asset disposal	4,439,550	-
Net income (loss):	$4,496,799	$(58,910)
Net income (loss) per common share:
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)
Shares used in computing earnings per share
Basic	583,226,791	554,226,791
Diluted	583,226,791	554,226,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

/s/ S.K. Bansal

S K Bansal

Partner

Date:  March 31, 2025

Place: New Delhi, India

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT

AND STOCKHOLDERS' EQUITY

For the Years Ending

December 31, 2024 and December 31, 2023

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,320,349)	$298,369
Commitment fees (LOC)	-	-	-	-	23,100,000	$231,000	-	-	-	-	-	-	$(194,040)	-	$36,960
Debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	$(164,000)	-	$(164,000)
Debt conversion to common stock	-	-	-	-	-	-	-	-	-	-	40,000,000	$40,000	3,200	-	$43,200
Net loss year ended, December 31 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	$(58,910)	$(58,910)
Balance, December 31, 2023	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	554,226,791	$554,227	$885,038	$(2,379,259)	$155,619
Debt conversion	-	-	-	-	-	-	-	-	-	-	59,000,000	$59,000	$(3,720)	-	$55,280
Net income year ending December 31, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	$4,496,799	$4,496,799
Balance, December 31, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,227	$881,317	$2,117,540	$4,707,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

/s/ S.K. Bansal

S K Bansal

Partner

Date: March 31, 2025

Place: New Delhi, India

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ending

December 31, 2024 and December 31, 2023

(Unaudited)

	Year Ending	Year Ending
	December 31,	December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$4,496,799	$(58,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	32,136	82,640
Gain on sale of Ecker Capital, Inc.	(4,439,550)	-
Amortization of LOC commitment fees	7,392	1,848
Decrease (increase) in assets:
Accounts receivable	(3,834)	241,623
Prepaid expenses	1,519	-
Increase (decrease) in liabilities:
Accounts payable	(279,257)	(203,954)
Accrued interest	106,836	149,235
Deferred revenues	91,541	(235,491)
Short-term advance to affiliate	317,793	-
Net cash flow (used in)/ provided by operating activities	331,375	(23,009)
Cash flows from investing activities:
Purchase of equipment	-	-
Net cash flow (used in)/ provided by investing activities	-	-
Cash flows from financing activities:
Change in line of credit	(296,155)	-
Proceeds of short-term debt	-	243,613
Repayment of long-term debt	(33,504)	(215,737)
Net cash flow (used in)/provided by financing activities	(329,659)	27,876
Net increase (decrease) in cash	1,716	4,867
Cash – beginning of the year	5,618	751
Cash – end of the period	$-	$5,618
Supplemental cash flow information
Cash paid for interest	$47,855	$152,715
Cash divested in Sale of Ecker Capital, Inc.	7,334	–
Non-cash investing and financing activities:
None	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

/s/ S.K. Bansal

S K Bansal

Partner

Date: March 31, 2025

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

Ameritek entered into a selling agreement with ZenaTech, Inc., a related party, to sell 100% of Ecker Capital, LLC membership shares on October 14, 2024 with an effective date of October 1, 2024. ZenaTech’s controlling stock interest is owned by Epazz, Inc. and Shaun Passley, PhD. ZenaTech, Inc. issued members 3,000 ZenaTech Super Voting Shares, 1,000,000 ZenaTech Common Shares and 300,000 ZenaTech Preferred shares.

Fair value of the ZenaTech common stock was determined based on the market price quoted on Nasdaq. The closing price of ZenaTech common stock was $7.69 per share at the reporting date.

Ecker Capital, LLC is the holding parent company of Interactive Systems, Inc., interlinkOne, Inc. and ESM Software, Inc. As a result of the sale the only revenue for Ameritek Ventures, Inc. comes from DittoMask, Inc. DittoMask did not generate profit of over $1,000 in 2024.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

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

Intangible Assets and Intellectual Property

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into consideration events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Ameritek sold all assets to ZenaTech. The Company’s accumulated amortization expense on intangible assets totaled $Nil for the year ending December 31, 2024, and $441,326 for the year ending December 31, 2023.

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

Change in accounting policy for goodwill during financial statements made during fiscal year 2023

The Company acquired Interactive Systems, Inc. in May 2021. The cost of the acquisition in excess of net tangible assets was $775,761. Of this amount $362,721 was associated with product development and amortized over a period of just under two years, which corresponds to the useful life of the asset. The remaining amount of $413,039 is associated with goodwill. Product development cost was determined based on the cost the Company would have incurred to develop the software acquired. Amortization expense was recorded correctly during the period since acquisition.

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

There is no effect for the year ending December 31, 2023 due to going back to the original treatment period of goodwill.

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

Ameritek had $600,032 outstanding performance obligations comprised of deferred revenue as of December 31, 2024.

Ameritek had $105,007 outstanding performance obligations comprised of deferred revenue as of December 31, 2023.

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

Advertising

Advertising is expensed when incurred. Ameritek spent $7,163 and $7,212, on advertising for the year ended December 31, 2024, and 2023.

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

Bansal & Co. LLP served as our principal independent public accountant for reporting fiscal year ended December 31, 2024.

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

The following schedules summarize the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2024 and December 31, 2023.

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3
Assets
Commitment fees – lines of credit	$-	$27,720	$-
ZenaTech securities	-	5,031,886	-
Total assets	-	5,059,606	-

Liabilities
Short-term debt	-	21,000	-
Long-term debt, including current portion	-	1,340,204	-
Total liabilities	$-	$(1,361,204)	$-

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3
Assets
ZenaTech securities	$-	$661,886	$-
Total assets	-	661,886	-
Liabilities
Short-term debt	-	21,000	-
Long-term debt, including current portion	-	1,933,448	-
Total liabilities	$-	$(1,954,448)	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the balance sheet periods as of December 31, 2024, and December 31, 2023.

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the six months ended December 31, 2024 and year ended December 31, 2023,

	December 31, 2024	December 31, 2023
Furniture and fixtures	$-	$7,694
Computer and equipment	-	28,568
Software	-	4,200
Assets held under capital leases	-	2,783
Total property and equipment	-	43,245
Less: accumulated depreciation	-	(43,245)
Net property and equipment	$-	$-

Accumulated depreciation expenses totaled $Nil, and $43,245 for the balance sheet periods ended December 31, 2024 and December 31, 2023.

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

The Company’s outstanding balance was $14,958 payable to former owners of Interactive Systems, Inc. as of December 31, 2024.

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

The Company paid off the total balance during the first quarter of 2024. The balance was $Nil as of December 31, 2024.

The Company’s outstanding balance was $11,080 payable to former owners of interlinkONE, Inc. as of December 31, 2023.

6.PRODUCT DEVELOPMENT COSTS

	Basis	Accum. Amortization	Beginning Book Value	Additions	Amortization 12 Mo. Period End.	Total Amortization	Net Book Value
	12/31/2023	2023	12/31/2024	12/31/2024	12/31/2024	12/31/2024	06/30/2024
Ameritek	$120,000	$ 8,000	$112,000	$Nil	$8,000	$16,000	$104,000
InterlinkONE - retired	-	-	-	-	-	-	-
InterlinkONE - retired	-	-	-	-	-	-	-
Interactive Systems - retired	-	-	-	-	-	-	-
Total costs	$120,000	$8,000	$112,000	$Nil	$8,000	$16,000	$104,000

All assets were retired except the Ameritek Venture assets.

See table below for 2023 goodwill activity.

	Total Costs	Transfer to goodwill	Total Total Costs	Beginning Book Value	Total Amortization	Transfer to goodwill	Amortization during	Amortization Year Ended	Net Book Value
	12/31/2022	2023	12/31/2023	12/31/2022	12/31/2022	2023	the year 2023	12/31/2023	12/31/2023
Ameritek	$120,000	$ -	$120,000	$ 120,000	$ -	$ -	$8,000	$8,000	$112,000
interlinkONE - retired	-	-	-	-	-	-	-	-	-
Boski	235,660	-	0	235,660	31,422	200,310	3,928	35,350	-
Boski	1,036,016	-	0	1,036,016	138,136	880,613	17,267	155,403	-
VW Win	500,000	-	0	500,000	66,666	425,001	8,333	74,999	-
Interactive Systems - retired	-	-	-	-	-	-	-	-	-
interlinkONE -retired	-	-	-	-	-	-	-	-	-
Total	$1,771,676		$$120,000	$1,891,676	$358,687	$1,505,924	$37,528	$273,752	$112,000

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

Ameritek sold this note to ZenaTech, Inc.

Ameritek owed $Nil for this short-term debt as of December 31, 2024.

The Company owed $24,596 for this short-term debt, representing $21,000 principal and $3,596 interest as of December 31, 2023.

8.LOANS PAYABLE

Ameritek Ventures, Inc. has the following loan payable as of December 31, 2024 and December 31, 2023.

	December 31,	December 31,
	2024	2023
Bozki[1] loan #1 (note 10)	$200,000	$200,000
Bozki[2] loan #2 (note 10)	572,411	572,411
VW Win Epazz[3] loan (note 10)	250,000	250,000
SBA Reading Coop loan	-	3,311
SBA Interactive Systems loan – sold	-	500,000
SBFC LLC loan – sold	-	42,753
Cloud Builder note - sold	-	364,973
Less: current portion	-	-
Total promissory notes, less current portion	$1,022,411	$1,933,448

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

Ameritek utilizes its available lines of credit with related parties (note 10) to justify the long-term classification of the current portion of third-party debt. As such the current portion of long-term debt of $48,567 is recorded as a long-term liability in the balance sheet as of December 31, 2024. During the quarter ended December 31, 2024 the Company converted $40,901 accrued interest to long-term debt and recorded an accrued interest expense of $555,447.

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

The total amount due under the promissory note was $572,411 and accrued interest of $154,551 as of December 31, 2024. The total number of shares of common stock the noteholder could convert was 7,231,458,461, which is the total amount due of $723,146, divided by $0.0001, or $0.0007 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0007 on December 31, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $250,000 principal and accrued interest of $337,000 as of December 31, 2024.

The total amount due under the promissory note was $250,000 principal and accrued interest of $299,500 as of December 31, 2023.

SBA - Reading Coop loan from interlinkOne

The Company assumed a loan from the Reading Coop for $27,957 with the acquisition of interlinkOne on May 15, 2021. The Reading Coop loan had an interest rate of 6.5% and the Company has been making payments each year to pay it off.

Ameritek paid off the remaining balance of $3,311 and the balance for the year ended December 31, 2024 was $Nil.

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

Ameritek owed $534,312, including accrued interest of $54,352 and paid $20,040, of which $6,589 represents principal as of  October 1, 2024.

Ameritek sold this loan to ZenaTech with the Ecker Capital, Inc. sale on October 1, 2024, as per balance listed above.

Ameritek owed $542,284, including accrued interest of $42,285 and did not make any loan payments as of December 31, 2023.

SBFC LLC loan $51,779

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

Ameritek sold this loan to ZenaTech as part of the Ecker Capital sale. The balance sold was $44,110. As of September 30, 2024 the Company paid $9,340 in interest and $3,821 towards the principal of the loan.

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

Ameritek sold this loan to ZenaTech as of October 1, 2024.

Ameritek had a balance of $Nil on the loan with Cloud Builder, Inc. as of December 31, 2024.

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

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of December 31, 2024.

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

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of December 31, 2024.

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

There were 60,000,000 Preferred Stock Series C shares authorized, 59,988,972 issued and outstanding as of December 31, 2024.

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

There were 10,000,000 Preferred Stock Series D shares authorized, 9,083,630 issued and outstanding as of December 31, 2024.

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

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of December 31, 2024.

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of December 31, 2023.

Common Stock

Ameritek has 950,000,000 authorized shares of $0.001 par value Common Stock with cusip number 03078H. The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading. On December 31, 2024 the common stock share price closed at $0.0015 per share and the Company had approximately 111 shareholders.

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

Ameritek issued 29,000,000 shares of Common Stock for debt conversion to Cloud Builder, Inc. into class A common stock, consistent with the terms of the agreement on January 31, 2024 (note 8).

Ameritek issued 30,000,000 shares of Common Stock for debt conversion to Cloud Builder, Inc. into class A common stock, consistent with the terms of the agreement on April 29, 2024 (note 8).

There were 950,000,000 shares of common stock authorized, 613,226,791 issued and outstanding as of December 31, 2024.

There were 950,000,000 shares of common stock authorized, 554,226,791 issued and outstanding as of December 31, 2023.

10.RELATED PARTIES

We organized the related party transactions by total as of December 31, 2024 in the table below according to ASC 850. Readers should refer to the footnotes following the table for a detailed description of all related party transactions.

ASC 850	Related Party	Relationship	Transaction type	Stock as of December 31, 2024	Total dollars as of December 31, 2024
1	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Common stock ownership	79,098,457	-
2	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Preferred C stock ownership	2,000,000	-
3	Epazz, Inc.1	Owner of over 95% voting stock	Preferred B stock ownership	10,000,000	-
4	Epazz, Inc.	Owner of over 95% voting stock	Common stock ownership	50,000,000	-
5	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		299,982
6	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		688,801
7	Epazz, Inc.	Owner of over 95% voting stock	Assumption of VW Win, Inc. note		558,875
8	Epazz, Inc.2	Owner of over 95% voting stock	Management Services Agreement	-	176,500
9	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Preferred C stock ownership	22,159,336	-
10	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Common stock ownership	18,103,638	-
11	Vivienne Passley	Shaun Passley's family member.	Common stock ownership	300	-
12	Star Financial Corporation	President is Fay Passley, Shaun Passley's family member.	Preferred C stock ownership	22,236,666	-
13	Star Financial Corporation	Fay Passley, President of Star Financial Corporation is Shaun Passley's family member.	Common stock ownership	18,106,005	-
14	Fay Passley	Shaun Passley's family member	Common stock ownership	300	-
15	Craig Passley	Shaun Passley's family member	Preferred C stock ownership	4,800,000	-
16	Craig Passley	Shaun Passley's family member	Common stock ownership	300	-
17	Olga Passley	Shaun Passley's family member	Common stock ownership	300	-
18	Lloyd Passley	Shaun Passley's family member	Common stock ownership	300	-

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

The total amount due under the promissory note was $200,000 and accrued interest of $113,315 as of December 31, 2024. The total number of shares of common stock the noteholder could convert was 2,237,964,286, which is the total amount due of $313,315, divided by $0.0001, or $0.0007 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0007 on December 31, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $572,411 and accrued interest of $154,551 as of December 31, 2024. The total number of shares of common stock the noteholder could convert was 7,231,458,461, which is the total amount due of $723,146, divided by $0.0001, or $0.0007 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0007 on December 31, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $250,000 principal and accrued interest of $337,000 as of December 31, 2024.

The total amount due under the promissory note was $250,000 principal and accrued interest of $299,500 as of December 31, 2023.

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

For the year ended December 31, 2024 the development and support expenses included $634,970 charged by Epazz, Inc. under the management services agreement between Ameritek and Epazz. As per the management services agreement between Ameritek Ventures, Inc. and Epazz Inc., Epazz shall charge a minimum annual fee of $350,000.

The $783,626 expenses consisted of

Programming and support of $158,883,

Salary of $232,930, and

Product development cost of $391,813.

For the year ended December 31, 2023 the development and support expenses included $414,000 charged by Epazz, Inc. under the management services agreement between Ameritek and Epazz. As per the management services agreement between Ameritek Ventures, Inc. and Epazz Inc., Epazz shall charge a minimum annual fee of $350,000.

The $414,000 expenses consisted of

Engineering services of $339,000,

Software development fees of $24,000, and

Accounting of $51,000.

Stock issuances

On October 2, 2023 Ameritek issued 7,700,000 shares of Preferred Stock, Series C to GG Mars Capital, a related party, for debt issuance fees consistent with the terms of the agreement. The President of GG Mars Capital is Vivienne Passley, Shaun Passley’s aunt (note 9).

On October 2, 2023 Ameritek issued 7,700,000 shares of Preferred Stock, Series C to Star Financial Corporation, a related party, for debt issuance fees consistent with the terms of the agreement. The President of Star Financial Corporation is Fay Passley, Shaun Passley’s mother (note 9).

Other transactions

During 2024 Epazz, Inc. had invoices totaling $783,626, see above management agreement for details.

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

The Company did not pay any income taxes for the years ended December 31, 2024, and 2023.

13. SUBSEQUENT EVENTS

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table:

Name	Age	Position
Shaun Passley, PhD	46	Chairman of the Board and Chief Executive Officer, Chief Financial Officer, President, Sole Director

Shaun Passley, PhD

Dr. Shaun Passley has served as the Chairman and CEO of the Company since November 2020. Dr. Shaun Passley turned around the Company bringing major assets and revenue. Dr. Shaun Passley holds numerous masters degrees from DePaul University, Benedictine University, and Northwestern University and has a PhD in Business Administration. In addition to founding ZenaTech, Inc, a software technology company, he is also chairman & CEO of Epazz, Inc. – an enterprise-wide cloud software company.

Item 11. Compensation.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers during the last two fiscal years ended December 31, 2024 and 2023 (collectively, the “Named Executive Officers”):

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Shaun Passley, PhD,	2024	$-0-	-	$-0-
Chief Executive Officer, Chairman of the Board	2023	$-0-	$-	$-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The following table sets forth information as of December 31, 2024, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. There are no voting rights assigned to a natural person as of the date of this Form 10. The beneficial owner of the Preferred stock Series A, C, D and E cannot convert their stock where they own more than 9.99% of Common Stock shares.

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

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	NUMBER OF VOTES	PERCENT OF CLASS BEFORE CONVERSION (more than 5%)	PERCENT OF CLASS AFTER CONVERSION (more than 5%)
Common Stock	Shaun Passley, PhD	79,098,457	79,098,457	12.90%	12.90%
Common Stock	Epazz, Inc.[1]	50,000,000	50,000,000	8.15%	8.15%
Common Stock	Star Financial Corporation[2]	18,106,005	18,106,005	2.95%	2.95%
Common Stock	GG Mars Capital, Inc. [3]	18,103,638	18,103,638	2.95%	2.95%
Preferred A	Shaun Passley, PhD	7,488,730	0	100%	100%
Preferred B	Epazz, Inc.	10,000,000	10,000,000	100%	100%
Preferred C	Star Financial Corporation	22,236,666	0	37.07%	37.07%
Preferred C	GG Mars Capital, Inc.	22,159,336	0	36.94%	36.94%
Preferred C	Cloud Builder, Inc.	7,700,000	0	12.84%	12.84%
Preferred C	Shaun Passley, PhD	2,000,000	0	3.33%	3.33%
Preferred C	Craig Passley[4]	4,800,000	0	8.00%	8.00%
Preferred D	Star Financial Corporation	3,904,350	0	42.98%	42.98%
Preferred D	GG Mars Capital, Inc.	3,887,540	0	42.80%	42.80%
Preferred D	Craig Passley	1,043,850	0	11.49%	11.49%
Preferred E	Shaun Passley, PhD[5]	23,000,000	0	100%	100%

1Out of 613,226,791 common shares,

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

6CloudBuilder, Inc. is owned by Suzanne Schwickert

The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of December 23, 2024, through the exercise of any stock option or other right. See “Description of Securities” for more information.

Security Ownership of Management

Below is a table that shows the relationship between Shaun Passley, PhD and Epazz, Inc., both of which are co-owners of the Ameritek Ventures stock.

	Related Party	Relationship	Transaction type	Stock as of December 31, 2024	Total dollars as of December 31, 2024
1	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Common stock ownership	79,098,457	–
2	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Preferred C stock ownership	2,000,000	–
3	Epazz, Inc.[1]	Owner of over 95% voting stock	Preferred B stock ownership	10,000,000	–
4	Epazz, Inc.	Owner of over 95% voting stock	Common stock ownership	50,000,000	–

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

Stock Issuances to Officers and Directors

None.

Promoters and Certain Control Persons

None.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Bansal & Co, L.L.P., New Delhi, India.

Principal Accountant Fees & Services	2024	2023
Audit Fees	$19,500	$22,500
Audit Related Fees	-	10,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$32,500	$32,500

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

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2024, and 2023 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERITEK VENTURE, INC.

Dated: March 27, 2025	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.