Form 10-K/A
period 2024-12-31
Ameritek Ventures, Inc.
filed 2025-05-12
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The Company has amended the Form 10-K to include a statement to the effect that. during the last fiscal quarter, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

AMERITEK VENTURE, INC.

Dated: May 9, 2025	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.