Form 10-Q
period 2025-03-31
Ameritek Ventures, Inc.
filed 2025-05-15
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2025, the Company had 613,226,791 outstanding shares of its common stock, par value $0.001.

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

BANSAL & CO LLP
CHARTERED ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Ameritek Ventures Inc., Results of Review of Interim

Consolidated Financial Statements

We have reviewed the accompanying interim balance sheet of Ameritek Ventures, Inc (the "Company") and consolidated subsidiaries as of March 31, 2025, for the three-month period then ended, and the related statements of operations for the three -months ended March 31, 2025 and, the statements of shareholders' equity for the three -months ended March 31, 2025, and the statements of cash flows for the three - months ended March 31, 2025 and related notes (collectively referred to as the "interim financial information or statements"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

These interim consolidated financial statements are the responsibility of the Company's management. We are a chartered accountant's firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

For
Bansal & Co. LLP
Chartered Accountants

S.K. Bansal
Partner
Place: New Delhi
Date: May 14th, 2025

BRANCHES

Maharashtra : 7&8 GF, Wing-A, Raghavji Building, 15/17, Raghavji Road, Gowalia Tank, Mumbai-400026, M: 9999 668270
Madhya Pradesh: 114, Shree Tower, 2nd Floor, Zone-II, Bhopal (MP) Ph. 0755-4076725, 2769224, 2769225, 9425398729
Chhattisgarh : 6/140 Next to Indra Setu Bridge, Tilaknagar, Chatapara, Bilaspur, Chhattisgarh, (Ch) - 495001, M: 8097329585
Delhi : D-Block, 3rd Floor, Plot No 8, Balaji Estate, Guru Ravidas Marg, Kalkaji, New Delhi-110019, M: 9810939245

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	As of	As of
	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$1,205	$-
Accounts receivable, net	-	-
Prepaid expense	-	-
Total current assets	1,205	-
Property and equipment, net	-	-
Long-term assets:
Commitment fees (lines of credit)	25,872	27,720
Investment in securities	5,031,886	14,053,981
Patent	250,000	250,000
Product development, net	102,001	104,001
Goodwill	1,771,676	1,771,676
Total long-term assets	7,181,435	16,207,378
Total assets	$7,182,640	$16,207,378
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$525,742	$516,350
Short-term advance from affiliate	317,893	317,793
Accrued interest and expenses	625,176	600,032
Short-term debt	21,000	21,000
Total current liabilities	1,489,811	1,455,175
Long-term liabilities:
Long term debts	1,022,411	1,022,411
Total liabilities	2,512,222	2,477,586
Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 59,988,972 and 59,988,972 issued and outstanding, at end of period and start of period respectively	599,890	599,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 950,000,000 shares authorized, 613,226,791 issued and outstanding, respectively	613,227	613,227
Additional paid in capital	881,317	881,317
Accumulated deficit	2,080,261	11,139,635
Total stockholders' equity	4,670,418	13,729,792
Total liabilities and stockholders' equity	$7,182,640	$16,207,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

S.K. Bansal	Shaun Passley
Partner	Director
Date:	Date:
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended

March 31, 2025 and March 31, 2024

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2025	2024
Revenue: Operating Revenue	$-	$215,922

Expenses:
Development and support	2,000	102,769
General and administrative	8,287	40,752
Depreciation and amortization	-	10,045
Total operating expenses	10,287	153,566
Operating (loss)/income	(10,287)	62,356
Other expense:
Interest expense	(26,992)	(42,659))
Gain/(loss) on Investment	(9,022,095)
Net income/(loss) for the period:	(9,059,374)	19,697
Net income (loss) per common share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
Shares used in computing earnings per share
Basic	583,226,791	554,226,791
Diluted	583,226,791	554,226,791

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

S.K. Bansal	Shaun Passley
Partner	Director
Date:	Date:
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the three months ended

March 31, 2025 and March 31, 2024

(Unaudited)

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2023	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	554,226,791	$554,227	$885,038	$(2,379,259)	$155,619
Debt conversion	-	-	-	-	-	-	-	-	-	-	29,000,000	$29,000	$3,480	-	$32,480
Net loss three months ended, March 31, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	$19,696	$19,696
Balance, March 31, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	583,226,791	$583,227	$888,517	$(2,359,562)	$207,795
Balance, December 31, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,227	$881,317	$11,139,635	$4,707,697
Net loss three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	$(9,059,374)	$(37,278)
Balance, March 31, 2025	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,227	$881,317	$2,080,261	$4,670,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

S.K. Bansal	Shaun Passley
Partner	Director
Date:	Date:
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended

March 31, 2025 and March 31, 2024

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(9,059,374)	$19,697
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,000	10,045
Amortization of LOC commitment fees	1,848	1,848
Gain/(loss) on Investment	9,022,095
Decrease (increase) in assets:
Accounts receivable	-	3,507
Increase (decrease) in liabilities:
Accounts payable	9,392	(371,350)
Accrued interest	25,144	29,150
Deferred revenues	-	290,319
Short-term advance from affiliate	100	-
Net cash flow (used in)/ provided by operating activities	1,205	(16,784)
Cash flows from investing activities:
Product development expenditures	-	-
Net cash flow (used in)/ provided by investing activities	-	-
Cash flows from financing activities:
Change in line of credit	-	25,750
Repayment of long-term debt	-	(12,339)
Net cash flow (used in)/provided by financing activities	-	13,411
Net increase (decrease) in cash		(3,373)
Cash – beginning of the year	-	5,618
Cash – end of the period	$-	$2,245
Supplemental cash flow information
Cash paid for interest	$1,205	$5,453
Non-cash investing and financing activities:
Conversion of debt to Class A common stock	$-	$32,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

S.K. Bansal	Shaun Passley
Partner	Director
Date:	Date:
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

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

Ameritek entered into a selling agreement with ZenaTech, Inc., a related party, to sell 100% of Ecker Capital, LLC membership shares on October 14, 2024 with an effective date of October 1, 2024. ZenaTech’s controlling stock interest is owned by Epazz, Inc. and Shaun Passley, PhD. ZenaTech, Inc. issued members 3,000 ZenaTech Super Voting Shares, 1,000,000 ZenaTech Common Shares and 300,000 ZenaTech Preferred shares (notes 5 and 10).

The fair value of the ZenaTech common stock was determined based on the market price quoted on Nasdaq. The closing price of ZenaTech common stock was $7.69 per share at the reporting date.

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

Ameritek sold Ecker Capital, LLC with all its fixed assets to ZenaTech as of October 1, 2024. It currently does not have any fixed assets.

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

The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company's evaluation of goodwill completed during the past periods resulted in no impairment losses for the year ended December 31, 2024.

The Company does not currently amortize goodwill.

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

We had no outstanding performance obligations comprised of deferred revenue as of March 31, 2025.

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

Advertising

Advertising is expensed when incurred. Ameritek spent $Nil and $7,163, on advertising for the three months ended March 31, 2025, and December 31, 2024.

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

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3
Assets
Commitment fees – lines of credit	$-	$25,872	$-
ZenaTech securities	-	5,031,886	-
Total assets	-	5,057,758	-

Liabilities
Short-term debt	-	21,000	-
Short-term advance from affiliate		317,893
Long-term debt, including current portion	-	1,022,411	-
Total liabilities	$-	$(1,361,304)	$-

Ameritek sold Ecker Capital, LLC to ZenaTech, Inc., a related party, on October 1, 2024. As a result of this sale, Ameritek owns an investment in ZenaTech, Inc. as of March 31, 2025 Ameritek owned :

- 1,583,333 common shares of ZenaTech stock.

- 5,000 super voting shares of ZenaTech stock and,

- 750,000 preferred shares of ZenaTech stock.

Ameritek owes Epazz, a related party, $317,793, representing amounts transferred in error as of March 31, 2025 and December 31, 2024 (note 10).

For a detailed description of the sale, please refer to notes 5, Divestitures, and note 10, Related Parties.

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3
Assets
Commitment fees – lines of credit	$-	$27,720	$-
ZenaTech securities	-	14,053,981	-
Total assets	-	14,081,701	-

Liabilities
Short-term debt	-	21,000	-
Short-term advance from affiliate	-	317,793	-
Long-term debt, including current portion	-	1,022,411	-
Total liabilities	$-	$(1,361,304)	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the balance sheet periods ended March 31, 2025, and December 31, 2024.

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the three months ended March 31, 2025 and year ended December 31, 2024,

	March 31, 2025	December 31, 2024
Furniture and fixtures	$-	$-
Computer and equipment	-	-
Software	-	-
Assets held under capital leases	-	-
Total property and equipment	-	-
Less: accumulated depreciation	-	-
Net property and equipment	$-	$-

Ameritek did not have any fixed assets as of March 31, 2025 and December 31, 2024. The assets held as of September 30, 2024 were sold with Ecker Capital to ZenaTech during the last quarter of 2024 (note 5).

5.DIVESTITURES

Ameritek Ventures, Inc. entered into an acquisition agreement with ZenaTech, Inc. to acquire Ecker Capital, LLC ("Ecker") on October 14, 2024, with an effective date of October 1, 2024. Ecker Capital, LLC is a subsidiary of Ameritek Ventures, Inc.

In consideration of the purchase of Ecker, ZenaTech issued to Ameritek the following shares:

•5,000 Super Voting Shares with a stated value of $30.00 per share and an effective value of $2.13 per share,

•1,000,000 Common Shares at $2.67 per Common share and

•750,000 Preferred Shares with a stated value of $3.00 per share and an effective value of $2.49 per share.

Epazz is the principal shareholder of Ameritek with 95% voting control of Ameritek. Shaun Passley, PhD is the sole director and the CEO of Ameritek and the Managing Director of Ecker. Since Shaun Passley, PhD is also the Chief Executive Officer, a director and a stockholder of ZenaTech he is considered a related party to Ecker, Ameritek and ZenaTech and, therefore, Ecker and Ameritek are considered "related parties" to ZenaTech, and the acquisition of Ecker by ZenaTech constituted a related party transaction.

Ecker is located at 602 W 5th Avenue, Suite B, Naperville, Illinois and is the software developer for warehouse products. This purchase was a benefit to ZenaDrone for its IQ drone series. Ecker is a parent holding company of Interactive Systems, Inc., interlinkONE, Inc, and ESM Software, Inc., three software technology companies.

The Company has received an independent valuation of the business of Ecker, which was prepared by the Stonebridge Advisory of Pasadena, California (“Valuator”). The effective date of the valuation is September 30, 2024, and is based on Ecker as an on-going concern which assumes Ecker has the financial resources to continue operating into the foreseeable future. All traditional approaches to value were considered by the Valuator and specific methods and calculations were weighted to reflect Ecker's value. Ecker was appraised using the fair market value as the standard of value assuming no discount for a lack of control (DLOC) and no adjustment for lack of marketability (DLOM). Because the balance sheet of Ecker might not represent the business, this valuation only values the enterprise value. The enterprise value is the invested capital value (debt and equity) of the business.

The Fair Market Value (enterprise value) of Ecker is estimated at $4,554,556. After any balance sheet adjustments, the adjusted value is $3,573,878 and after subtraction of term debt, if any, the equity value is $2,790,000. Equity value subtracts interest-bearing term debt and the working capital surplus or shortage, if any, from the enterprise value. A 100.00% interest of the Company's equity equals $4,550,000 . The Valuator's conclusion is subject to the Report's Limiting Conditions and the note in the conclusion section.

The Fair Market Value (FMV) is defined as the value an asset or liability would exchange hands given a willing buyer and seller negotiate an "arms-length" transaction with neither party under duress and with the parties having access to all pertinent information. The valuation supports the issuance of number of shares issued and the transaction at arm's length price.

The following table describes the purchase of Ecker Capital, Inc. as of October 1, 2024.

Assets acquired	USD
Cash	$7,334
Accounts receivable	136,214
Less liabilities assumed
Accounts payable	(191,744)
Deferred revenue	(242,546)
SBA Loan – Interactive Systems, Inc.	(535,145)
SBFS LLC Loan dba RapidAdvance	(44,684)
Net Asset (Liability) Acquired	$(870,571)

This being a transaction under common control the assets and liabilities are accounted for at the carrying amount of previous owner.

6.PRODUCT DEVELOPMENT COSTS

Product Development

Product development activity for the first three months ending March 31, 2025 is described in the table below.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	3 Mo. Period End.	Amortization	Book Value
	12/31/2024	03/31/2025	12/31/2024	12/31/2024	03/31/2025	03/31/2025	03/25/2025
Ameritek	$120,000	$Nil	$ 16,000	$104,000	$2,000	$18,000	$102,000
InterlinkONE – retired	-	-	-	-	-	-	-
InterlinkONE - retired	-	-	-	-	-	-	-
Interactive Systems - retired	-	-	-	-	-	-	-
Total costs	$120,000	$Nil	$16,000	$104,000	$2,000	$18,000	$102,000

Product development activity for the year ended December 31, 2024 is described in the table below.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	12 Mo. Period End.	Amortization	Book Value
	12/31/2023	12/31/2024	2023	12/31/2023	12/31/2024	12/31/2024	12/31/2024
Ameritek	$120,000	$Nil	$ 8,000	$112,000	$8,000	$16,000	$104,000
InterlinkONE - retired	-	-	-	-	-	-	-
InterlinkONE - retired	-	-	-	-	-	-	-
Interactive Systems - retired	-	-	-	-	-	-	-
Total costs	$120,000	$Nil	$8,000	$112,000	$8,000	$16,000	$104,000

Goodwill

Goodwill activity during the first three months ending March 31, 2025 is described in the table below.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	3 Mo. Period End.	Amortization	Book Value
	12/31/2024	03/31/2025	12/31/2024	12/31/2024	03/31/2025	03/31/2025	03/31/2025
Boski software	$235,660	$Nil	$ -	$235,660	$-	$-	$235,660
Boski software	1,036,016	-	-	1,036,016	-	-	1,036,016
VW Win software (acquired)	500,000	-	-	500,000	-	-	500,000
Interactive Systems - retired	-	-	-	-	-	-	-
Total costs	$1,171,676	$Nil	$-	$1,171,676	$-	$-	$1,171,676

Ameritek does not amortize the goodwill from Bozki, VW Win since it is not currently using the software. The Company retired the Interactive Systems goodwill with the sale of Ecker Capital, LLC to ZenaTech, Inc. during the last quarter of 2024.

Goodwill activity during the year ended December 31, 2024 is described in the table below.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	12 Mo. Period End.	Amortization	Book Value
	12/31/2023	12/31/2024	12/31/2024	12/31/2023	12/31/2025	12/31/2025	12/31/2025
Boski software	$235,660	$Nil	$ -	$235,660	$-	$-	$235,660
Boski software	1,036,016	-	-	1,036,016	-	-	1,036,016
VW Win software (acquired)	500,000	-	-	500,000	-	-	500,000
Interactive Systems - retired	-	-	-	-	-	-	-
Total costs	$1,171,676	$Nil	$-	$1,171,676	$-	$-	$1,171,676

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

Ameritek owed $21,000 for this short-term debt as of March 31, 2025.

Ameritek owed $21,000 for this short-term debt as of December 31, 2024.

8.LOANS PAYABLE

Ameritek Ventures, Inc. has the following loan payable as of March 31, 2025, and December 31, 2024.

	March 31,	December 31,
	2025	2024
Bozki[1] loan #1 (note 10)	$200,000	$200,000
Bozki[2] loan #2 (note 10)	572,411	572,411
VW Win Epazz[3] loan (note 10)	250,000	250,000
SBA Reading Coop loan - sold	-	-
SBA Interactive Systems loan - sold	-	-
SBFC LLC loan - sold	-	-
Cloud Builder note	-	-
Less: current portion	-	-
Total promissory notes, less current portion	$1,022,411	$1,022,411

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

Ameritek utilizes its available lines of credit with related parties (note 10) to justify the long-term classification of the current portion of third-party debt. As such the current portion of long-term debt of $48,567 is recorded as a long-term liability in the balance sheet as March 31, 2025.

The current portion of long-term debt of $48,567 is recorded as a long-term liability in the balance sheet as of December 31, 2024. During the year ended December 31, 2024 the Company converted $40,901 accrued interest to long-term debt and recorded an accrued interest expense of $555,447.

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

The total amount due under the promissory note was $200,000 and accrued interest of $115,982 as of March 31, 2025. The total number of shares of common stock the noteholder could convert was 1,974,887,500 which is the total amount due of $315,982, divided by $0.00016, or $0.0008 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0008 on March 31, 2025, as quoted on the https://www.otcmarkets.com/.

The total amount due under the promissory note was $200,000 and accrued interest of $111,982 as of December 31, 2024. The total number of shares of common stock the noteholder could convert was 3,119,817,352, which is the total amount due of $311,982, divided by $0.0001, or $0.0007 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0007 on December 31, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $572,411 and accrued interest of $162,183 as of March 31, 2025. The total number of shares of common stock the noteholder could convert was 4,591,212,500, which is the total amount due of $723,146, divided by $0.00016, or $0.0008 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0008 on March 31, 2025, as quoted on the https://www.otcmarkets.com/.

The total amount due under the promissory note was $572,411 and accrued interest of $150,735 as of December 31, 2024. The total number of shares of common stock the noteholder could convert was 7,231,458,461, which is the total amount due of $723,146, divided by $0.0001, or $0.0007 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0007 on December 31, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $250,000 principal and accrued interest of $346,375 as of March 31, 2025.

The total amount due under the promissory note was $250,000 principal and accrued interest of $299,500 as of December 31, 2024.

SBA – Reading Coop loan for interlinkOne

The Company assumed a loan from the Reading Coop for $27,957 with the acquisition of interlinkOne on May 15, 2021. The Reading Coop loan has an interest rate of 6.5% and the Company has been making payments each year to pay it off.

Ameritek paid off the remaining balance of $3,311 during 2024.

SBA – Interactive Systems

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

Ameritek sold this loan to ZenaTech with the Ecker Capital, Inc. sale on October 1, 2024 as described in note 5.

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

Ameritek had a balance of $Nil on the loan with Cloud Builder, Inc. as of December 31, 2024 and March 31, 2025.

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

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of March 31, 2025.

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

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of March 31, 2025.

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

There were 60,000,000 Preferred Stock Series C shares authorized, 59,988,972 issued and outstanding as of March 31, 2025.

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

There were 10,000,000 Preferred Stock Series D shares authorized, 9,083,630 issued and outstanding as of March 31, 2025.

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

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of March 31, 2025.

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of December 31, 2024.

Common Stock

Ameritek has 950,000,000 authorized shares of $0.001 par value Common Stock with cusip number 03078H. The Common Stock is quoted on Ameritek has 950,000,000 authorized shares of $0.001 par value Common Stock with cusip number 03078H. The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading. On March 31, 2025 the common stock share price closed at $0.0008 per share and the Company had approximately 110 shareholders.

Ameritek issued 29,000,000 shares of Common Stock for debt conversion to Cloud Builder, Inc. into class A common stock, consistent with the terms of the agreement on March 14, 2024 (note 8).

There were 950,000,000 shares of common stock authorized, 613,226,791 issued and outstanding as of March 31, 2025.

There were 950,000,000 shares of common stock authorized, 613,226,791 issued and outstanding as of December 31, 2024.

10.RELATED PARTIES

We organized the related party transactions in the table below according to ASC 850 by total as of March 31, 2025. Readers should refer to the footnotes following the table for a detailed description of all related party transactions.

ASC 850	Related Party	Relationship	Transaction type	Stock as of March 31, 2025	Total dollars as of March 31, 2025
1	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Common stock ownership	79,098,457	-
2	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Preferred C stock ownership	2,000,000	-
3	Epazz, Inc.1	Owner of over 95% voting stock	Preferred B stock ownership	10,000,000	-
4	Epazz, Inc.	Owner of over 95% voting stock	Common stock ownership	50,000,000	-
5	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		299,982
6	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		688,801
7	Epazz, Inc.	Owner of over 95% voting stock	Assumption of VW Win, Inc. note		558,875
8	Epazz, Inc.2	Owner of over 95% voting stock	Management Services Agreement	-	176,500
9	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Preferred C stock ownership	22,159,336	-
10	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Common stock ownership	18,103,638	-
11	Vivienne Passley	Shaun Passley's family member.	Common stock ownership	300	-
12	Star Financial Corporation	President is Fay Passley, Shaun Passley's family member.	Preferred C stock ownership	22,236,666	-
13	Star Financial Corporation	Fay Passley, President of Star Financial Corporation is Shaun Passley's family member.	Common stock ownership	18,106,005	-
14	Fay Passley	Shaun Passley's family member	Common stock ownership	300	-
15	Craig Passley	Shaun Passley's family member	Preferred C stock ownership	4,800,000	-
16	Craig Passley	Shaun Passley's family member	Common stock ownership	300	-
17	Olga Passley	Shaun Passley's family member	Common stock ownership	300	-
18	Lloyd Passley	Shaun Passley's family member	Common stock ownership	300	-

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

The total amount due under the promissory note was $200,000 and accrued interest of $115,982 as of March 31, 2025. The total number of shares of common stock the noteholder could convert was 1,974,887,500 which is the total amount due of $315,982, divided by $0.00016, or $0.0008 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0008 on March 31, 2025, as quoted on the https://www.otcmarkets.com/.

The total amount due under the promissory note was $200,000 and accrued interest of $111,982 as of December 31, 2024. The total number of shares of common stock the noteholder could convert was 3,119,817,352, which is the total amount due of $311,982, divided by $0.0001, or $0.0007 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0007 on December 31, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $572,411 and accrued interest of $162,183 as of March 31, 2025. The total number of shares of common stock the noteholder could convert was 4,591,212,500, which is the total amount due of $723,146, divided by $0.00016, or $0.0008 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0008 on March 31, 2025, as quoted on the https://www.otcmarkets.com/.

The total amount due under the promissory note was $572,411 and accrued interest of $150,735 as of December 31, 2024. The total number of shares of common stock the noteholder could convert was 7,231,458,461, which is the total amount due of $723,146, divided by $0.0001, or $0.0007 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0007 on December 31, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $250,000 principal and accrued interest of $346,375 as of March 31, 2025.

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

There were no development and support expenses charged by Epazz, Inc. under the management services agreement between Ameritek and Epazz for the three months ended March 31, 2025.

The development and support expenses included $634,970 charged by Epazz, Inc. under the management services agreement between Ameritek and Epazz for the year ended December 31, 2024. As per the management services agreement between Ameritek Ventures, Inc. and Epazz Inc., Epazz shall charge a minimum annual fee of $350,000.

The $783,626 expenses consisted of

Programming and support of $158,883,

Salary of $232,930, and

Product development cost of $391,813.

Other transactions

The Company had an accounts payable balance of $317,713 due to Epazz, Inc. as of March 31, 2025.

11.LEGAL PROCEEDINGS

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

The Company did not pay any income taxes for the three months ended March 31, 2025 or the year ended December 31, 2024.

13. SUBSEQUENT EVENTS

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

The fair value of the ZenaTech common stock was determined based on the market price quoted on Nasdaq. The closing price of ZenaTech common stock was $7.69 per share at the reporting date.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three months ended March 31, 2025.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included herein for the three months ended March 31, 2025.

Results of Operations

For the three months ended March 31, 2025, and 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ending March 31, 2025, and 2024

Ameritek no revenue for the three months ended March 31, 2025, as compared to $215,922 for the same period ended 2024, as a result of the sale of Ecker Capital, LLC with its subsidiaries Interactive Systems, Inc. and interlinkONE, Inc.

Ameritek had no operating income and incurred $2,000 for development and support, and $8,287 in general and administrative costs for the first quarter of 2025. The Company had $102,769 development and support costs, general and administrative costs of $40,742 and $10,045 of product development costs amortization during the first quarter of 2024. These changes are also a result of the Interactive and interlinkONE sale.

Net operating loss before other income was $(10,287) for the first quarter of 2025, as compared to a net income of $62,356 for 2024. All the changes above are due to the sale of Ecker Capital.

Interest expense was $26,992 for the three months ending March 31, 2025, compared to $42,639 for the three months ending March 31, 2024. Ameritek does not have three of the loans it previously had to pay or accrue interest expense for.

The Company had a loss of $9,059,374 on the Investment in ZenaTech during the first quarter of 2025.

Ameritek had a net loss of $9,059,374 for the three months ended March 31, 2025 and had a net income of $19,697 during the first three months of 2024 due to the sale of Ecker Capital.

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

		Three months ended
		March 31,
	Change ($)	2025	2024
Cash flow (used in) provided by operating activities	$17,989	$1,205	$(16,784)
Cash flow (used in) provided by investing activities	$–	$–	$–
Cash flow (used in) provided by financing activities	$(13,311)	$–	$13,411

Operating activities

Cash flow used in operating activities was $1,205 for the three months ending March 31, 2025, as compared to a cash provided by operating activities of $(16,784) for the same period of 2024. Net operating income decreased by $56,976 during the first quarter of 2025 as compared to the same 2024 period. Deferred revenue decreased to $Nil as there is no accounts receivable to bill. Amortization and depreciation decreased by $8,085 in the first quarter of 2025 compared to the same period of 2024. Amortization of the line of credit commitment fees remained the same at $1,848. Accounts payable decreased by $380,742 as the Company sold most of its payable to ZenaTech.

Investing Activities

There were no investing activities during the three months ending March 31, 2025, or 2024.

Financing Activities

Cash provided by financing activities was $Nil as of March 31, 2025 and $25,750 for the three months ended March 31, 2024, while the repayment of long-term debt is now $Nil, as compared to $12,339 as of March 31, 2024.

Cash and Cash Equivalents

The Company had no cash as of March 31, 2025, as compared with $2,245 as of March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AMERITEK VENTURE, INC.

Dated: May 14, 2025	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman