Form 10-K/A
period 2024-12-31
Ameritek Ventures, Inc.
filed 2025-06-05
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

The Company has amended its Form 10-K/A Amendment No. 1 filed with the Securities and Exchange Commission to include a statement to the effect that, based on managements's evaluation of internal controls, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024 given the material weaknesses in our disclosure controls. Management is in the process of addressing these concerns to bring our controls and procedures in compliance with applicable rules.

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

Based on our evaluation of internal controls, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024 given the material weaknesses in our disclosure controls. Management is in the process of addressing these concerns to bring our controls and procedures in compliance with applicable rules.

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

AMERITEK VENTURE, INC.

Dated: June 3, 2025	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.