Form 10-Q
period 2025-06-30
Ameritek Ventures, Inc.
filed 2025-08-15
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2025, the Company had 949,226,791 outstanding shares of its common stock, par value $0.001.

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

**HEAD OFFICE:**
A-6, Maharani Bagh
New Delhi-110065
Ph.: 011-41626471, 41626470
Fax: 011-41328425
Email: info@bansalco.com

**BANSAL & CO LLP**
CHARTERED ACCOUNTANTS

# Report of Independent Registered Public Accounting Firm

**To the shareholders and the board of directors of Ameritek Ventures, Inc, Las Vegas, Nevada**

## Results of Review of Interim Consolidated Financial Statements

We have reviewed the accompanying interim consolidated financial statements of Ameritek Ventures, Inc (the "Company") and consolidated subsidiaries as of June 30th 2025 and 2024, for the Six-month period then ended, and the related consolidated statements of operations for the Six months ended June 30th. 2025 and 2024. the consolidated statement of accumulated deficit and stockholders' equity for the Six -months ended June 30th , 2025, and 2024 and the consolidated statements of cash flows for the Six- months ended June 30th , 2025 and 2024, and related notes (collectively referred to as the "interim consolidated financial statements"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

## Basis for Review Results

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

BANSAL & CO LLP New Delhi Chartered Accountants

Bansal & Co. LLP
New Delhi, India

Date: August 14, 2025
Place: New Delhi

**BRANCHES**

**Maharashtra** : 7&8 GF, Wing-A, Raghavji Building, 15/17, Raghavji Road, Gowalia Tank, Mumbai-400026, M: 9999 668270
**Madhya Pradesh**: 114, Shree Tower, 2nd Floor, Zone-II, Bhopal (MP) Ph. 0755-4076725, 2769224, 2769225, 9425398729
**Chhattisgarh** : 6/140 Next to Indra Setu Bridge, Tilaknagar, Chatapara, Bilaspur, Chhattisgarh, (Ch) - 495001, M: 8097329585
**Delhi** : D-Block, 3rd Floor, Plot No 8, Balaji Estate, Guru Ravidas Marg, Kalkaji, New Delhi-110019, M: 9810939245

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	As of	As of
	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$1,138	$-
Accounts receivable, net	-	-
Prepaid expense	-	-
Total current assets	1,138	-
Property and equipment, net	-	-
Long-term assets:
Commitment fees (lines of credit)	24,024	27,720
Investment in securities	6,757,719	14,053,981
Patent	250,000	250,000
Product development, net	100,001	104,001
Goodwill	1,771,676	1,771,676
Total long-term assets	8,903,420	16,207,378
Total assets	$8,904,558	$16,207,378
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$505,250	$516,350
Short-term advance from affiliate	317,893	317,793
Accrued interest and expenses	650,324	600,032
Short-term debt	21,000	21,000
Total current liabilities	1,494,467	1,455,175
Long-term liabilities:
Long term debts	1,046,837	1,022,411
Total liabilities	2,541,304	2,477,586
Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 59,988,972 and 59,988,972 issued and outstanding, at end of period and start of period respectively	599,890	599,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 950,000,000 shares authorized, 949,226,791 and 613,226,791 issued and outstanding, respectively	949,227	613,227
Additional paid in capital	705,517	881,317
Accumulated deficit	3,612,896	11,139,635
Total stockholders' equity	6,363,253	13,729,792
Total liabilities and stockholders' equity	$8,904,558	$16,207,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended

June 30, 2025 and June 30, 2024

(Unaudited)

	Three Months		Six Months Ended
	April 1 to June 30,		June 30,
	2025	2024	2025	2024
Revenue:	$22,492	$186,920	$22,492	$402,842
General and administrative expenses:
Development and support	-	93,868	-	196,637
General and administrative	2,067	40,146	10,353	80,898
Stock-based Compensation	183,000	-	183,000	-
Depreciation and amortization	2,000	10,045	4,000	20,090
Total operating expenses	187,067	144,059	197,353	297,625
Operating income/(loss)	(164,575)	42,861	(174,861)	105,217
Other income (expense):
Interest expense	(28,623)	(46,473)	(55,615)	(89,132)
Gain/(loss) on investment	1,725,833	-	(7,296,262)
Net income (loss):	$1,532,635	$(3,612)	$(7,526,738)	$16,085
Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Shares used in computing earnings per share
Basic	949,226,791	613,226,791	949,226,791	613,226,791
Diluted	949,226,791	613,226,791	949,226,791	613,226,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Six Months Ended

June 30, 2025 and June 30, 2024

(Unaudited)

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2023	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	554,226,791	$554,227	$885,037	$(2,379,258)	$155,619
Debt conversion	-	-	-	-	-	-	-	-	-	-	29,000,000	$29,000	$3,480	-	$32,480
Net loss three months ended, March 31, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	$19,696	$19,696
Balance, March 31, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	583,226,791	$583,227	$888,517	$(2,359,562)	$207,795
Debt conversion	-	-	-	-	-	-	-	-	-	-	30,000,000	$30,000	$(7,200)	-	$22,800
Net loss three months ended, June 30, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	$(3,612)	$(3,612)
Balance, June 30, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,277	$881,317	$(2,363,174)	$226,984
Balance, December 31, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,227	$881,317	$11,139,635	$4,707,697
Net loss three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	-		$(37,278)	$(37,278)
Balance, March 31, 2025	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,227	$881,317	$2,080,261	$4,670,419
Stock issued for services to Epazz	-	-	—	-	—	-	—	-	-	-	66,000,000	$66,000	$33,000	-	$33,000
Stock issued for services to Shaun Passley	-	-	—	-	—	-	—	-	-	-	300,000,000	$300,000	$150,000	-	$150,000
Debt conversion	-	-	-	-	-	-	-	-	-	-	(30,000,000)	$(30,000)	$7,200	-	$(22,800)
Net loss three months ended June 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	(3,178,946)	$(193,197)	$(3,372,143)
Balance, June 30, 2025	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	949,226,791	$949,227	$(3,178,946)	$1,887,064	$1,458,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended

June 30, 2025 and June 30, 2024

(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(7,526,738)	$16,085
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,000	20,090
Amortization of LOC commitment fees	3,696	3,696
Gain/(loss) on investment	7,296,262	-
Stock-based compensation	183,000	-
Decrease (increase) in assets:
Accounts receivable		69,086
Increase (decrease) in liabilities:
Accounts payable	(11,100)	(399,566)
Accrued interest	51,918	60,009
Deferred revenues	-	183,459
Short-term advance from affiliate	100	-
Net cash flow (used in)/ provided by operating activities	1,138	(47,141)
Cash flows from investing activities:
Product development expenditures	-	-
Net cash flow (used in)/ provided by investing activities	-	-
Cash flows from financing activities:
Change in line of credit	-	41,300
Proceeds of short-term debt	-	26,367
Repayment of long-term debt	-	(23,926)
Net cash flow (used in)/provided by financing activities	-	43,741
Net increase (decrease) in cash	1,138	(3,400)
Cash – beginning of the year	-	5,618
Cash – end of the period	$1,138	$2,218
Supplemental cash flow information
Cash paid for interest	$51,919	$25,428
Non-cash investing and financing activities:
Conversion of debt to Class A common stock	$-	$59,000
Unrealized gains on marketable securities	$(1,725,833)	$-

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

Intangible Assets and Intellectual Property

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into consideration events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. The Company’s accumulated amortization expense on intangible assets totaled $4,000 for the six months ended June 30, 2025, and $16,000 for the year ended December 31, 2024.

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

We had no outstanding performance obligations comprised of deferred revenue as of June 30, 2025.

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

Advertising

Advertising is expensed when incurred. Ameritek spent $Nil and $40,467, on advertising for the six months ended June 30, 2025, and the year ended December 31, 2024.

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

The following schedules summarize the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2024 and December 31, 2023.

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3
Assets
Commitment fees – lines of credit	$-	$25,872	$-
ZenaTech securities	-	5,031,886	-
Total assets	-	5,057,758	-

Liabilities
Short-term debt	-	21,000	-
Short-term advance from affiliate		317,893
Long-term debt, including current portion	-	1,022,411	-
Total liabilities	$-	$(1,361,304)	$-

Ameritek sold Ecker Capital, LLC to ZenaTech, Inc., a related party, on October 1, 2024. As a result of this sale, Ameritek owns an investment in ZenaTech, Inc. As of December 31, and as of June 30, 2025 Ameritek owned

- 1,000,000 common shares of ZenaTech stock or approximately $2,631,886,

- 5,000 super voting shares of ZenaTech stock or approximately $150,000, and,

- 750,000 preferred shares of ZenaTech stock or approximately $2,250,000.

Ameritek owes Epazz, a related party, $317,793, representing amounts transferred in error as of June 30, 2025 and December 31, 2024 (note 10).

For a detailed description of the sale, please refer to notes 5, Divestitures, and note 10, Related Parties.

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3
Assets
Commitment fees – lines of credit	$-	$27,720	$-
ZenaTech securities	-	5,031,886	-
Total assets	-	5,059,606	-

Liabilities
Short-term debt	-	21,000	-
Short-term advance from affiliate	-	317,793	-
Long-term debt, including current portion	-	1,022,411	-
Total liabilities	$-	$(1,361,204)	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the balance sheet periods ended June 30, 2025, and December 31, 2024.

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the three months ended June 30, 2025 and year ended December 31, 2024,

	June 30, 2025	December 31, 2024
Furniture and fixtures	$-	$-
Computer and equipment	-	-
Software	-	-
Assets held under capital leases	-	-
Total property and equipment	-	-

Less: accumulated depreciation	-	-
Net property and equipment	$-	$-

Ameritek did not have any fixed assets as of June 30, 2025, and December 31, 2024. The assets held as of September 30, 2024, were sold with Ecker Capital to ZenaTech during the last quarter of 2024 (note 5).

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

The assets and liabilities were accounted for at the carrying amount of previous owner since this was a transaction under common control.

6.PRODUCT DEVELOPMENT COSTS

Product Development

See product development activity described in the table below, as of June 30, 2025.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	6 Mo. Period End.	Amortization	Book Value
	12/31/2024	06/30/2025	12/31/2024	12/31/2024	03/31/2025	06/30/2025	06/30/2025
Ameritek	$120,000	$Nil	$ 16,000	$104,000	$4,000	$24,000	$96,000
InterlinkONE – retired	-	-	-	-	-	-	-
InterlinkONE - retired	-	-	-	-	-	-	-
Interactive Systems - retired	-	-	-	-	-	-	-
Total costs	$120,000	$Nil	$16,000	$104,000	$4,000	$20,000	$96,000

See product development activity described in the table below, as of December 31, 2024.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	12 Mo. Period End.	Amortization	Book Value
	12/31/2023	12/31/2024	2023	12/31/2024	12/31/2024	12/31/2024	12/31/2024
Ameritek	$120,000	$Nil	$ 8,000	$112,000	$8,000	$16,000	$104,000
InterlinkONE - retired	-	-	-	-	-	-	-
InterlinkONE - retired	-	-	-	-	-	-	-
Interactive Systems - retired	-	-	-	-	-	-	-
Total costs	$120,000	$Nil	$8,000	$112,000	$8,000	$16,000	$104,000

Goodwill

See goodwill activity described in the table below, as of June 30, 2025.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	6 Months Ended	Amortization	Book Value
	12/31/2024	06/30/2025	12/31/2024	12/31/2024	06/30/2025	03/31/2025	03/31/2025
Boski software	$235,660	$Nil	$ -	$235,660	$-	$-	$235,660
Boski software	1,036,016	-	-	1,036,016	-	-	1,036,016
VW Win software (acquired)	500,000	-	-	500,000	-	-	500,000
Interactive Systems - retired	-	-	-	-	-	-	-
Total costs	$1,171,676	$Nil	$-	$1,171,676	$-	$-	$1,171,676

Ameritek does not amortize the goodwill from Bozki, VW Win since it is not currently using the software.

See goodwill activity described in the table below, as of December 31, 2024.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	12 Mo. Period End.	Amortization	Book Value
	12/31/2023	12/31/2024	12/31/2024	12/31/2023	12/31/2025	12/31/2025	12/31/2025
Boski software	$235,660	$Nil	$ -	$235,660	$-	$-	$235,660
Boski software	1,036,016	-	-	1,036,016	-	-	1,036,016
VW Win software (acquired)	500,000	-	-	500,000	-	-	500,000
Interactive Systems - retired	-	-	-	-	-	-	-
Total costs	$1,171,676	$Nil	$-	$1,171,676	$-	$-	$1,171,676

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

Ameritek owed $21,000 for this short-term debt as of June 30, 2025.

Ameritek owed $21,000 for this short-term debt as of December 31, 2024.

8.LOANS PAYABLE

Ameritek Ventures, Inc. has the following loans payable as of June 30, 2025, and December 31, 2024.

	June 30,	December 31,
	2025	2024
Bozki[1] loan #1 (note 10)	$200,000	$200,000
Bozki[2] loan #2 (note 10)	572,411	572,411
VW Win Epazz[3] loan (note 10)	250,000	250,000
SBA Reading Coop loan - sold	-	-
SBA Interactive Systems loan - sold	-	-
SBFC LLC loan - sold	-	-
Cloud Builder note	24,426	-
Less: current portion	-	-
Total promissory notes, less current portion	$1,046,837	$1,022,411

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

Ameritek utilizes its available lines of credit with related parties (note 10) to justify the long-term classification of the current portion of third-party debt. As such the current portion of long-term debt of $45,426 is recorded as a long-term liability in the balance sheet as June 30, 2025.

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

The total amount due under the promissory note was $200,000 and accrued interest of $118,648 as of June 30, 2025. The total number of shares of common stock the noteholder could convert was 54,563,014, which is the total amount due of $318,648, divided by $0.0058, or $0.0073 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0073 on June 30, 2025, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $572,411 and accrued interest of $246,046 as of June 30, 2025. The total number of shares of common stock the noteholder could convert was 140,146,747, which is the total amount due of $818,457, divided by $0.0058, or $0.0073 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0073 on June 30, 2025, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $250,000 principal and accrued interest of $172,183 as of June 30, 2025.

The total amount due under the promissory note was $250,000 principal and accrued interest of $153,433 as of December 31, 2024.

SBA – Reading Coop loan for interlinkOne

The Company assumed a loan from the Reading Coop for $27,957 with the acquisition of interlinkOne on May 15, 2021. The Reading Coop loan has an interest rate of 6.5% and the Company has been making payments each year to pay it off.

The balance of this loan as of June 30, 2025, was $Nil.

The balance of this loan as of December 31, 2024 was $Nil.

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

The balance of this loan as of June 30, 2025, was $Nil.

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

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of June 30, 2025.

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

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of June 30, 2025.

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

There were 60,000,000 Preferred Stock Series C shares authorized, 59,988,972 issued and outstanding as of June 30, 2025.

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

There were 10,000,000 Preferred Stock Series D shares authorized, 9,083,630 issued and outstanding as of June 30, 2025.

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

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of June 30, 2025.

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of December 31, 2024.

Common Stock

Ameritek has 950,000,000 authorized shares of $0.001 par value Common Stock with cusip number 03078H. The Common Stock is quoted on Ameritek has 950,000,000 authorized shares of $0.001 par value Common Stock with cusip number 03078H. The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading. On June 30, 2025 the common stock share price closed at $0.0073 per share and the Company had approximately 111 shareholders.

Ameritek issued 29,000,000 shares of Common Stock for debt conversion to Cloud Builder, Inc. into class A common stock, consistent with the terms of the agreement on March 14, 2024 (note 8).

There were 950,000,000 shares of common stock authorized, 949,226,791 issued and outstanding as of June 30, 2025.

There were 950,000,000 shares of common stock authorized, 613,226,791 issued and outstanding as of December 31, 2024.

10.RELATED PARTIES

We organized the related party transactions in the table below according to ASC 850 by total as of June 30, 2025. Readers should refer to the footnotes following the table for a detailed description of all related party transactions.

ASC 850	Related Party	Relationship	Transaction type	Stock as of June 30, 2025	Total dollars as of June 30, 2025
1	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Common stock ownership	379,098,457	-
2	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Preferred C stock ownership	2,000,000	-
3	Epazz, Inc.1	Owner of over 95% voting stock	Preferred B stock ownership	10,000,000	-
4	Epazz, Inc.	Owner of over 95% voting stock	Common stock ownership	116,000,000	-
5	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		318,648
6	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		818,457

7	Epazz, Inc.	Owner of over 95% voting stock	Assumption of VW Win, Inc. note		422,183
8	Epazz, Inc.2	Owner of over 95% voting stock	Management Services Agreement	-	317,893
9	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Preferred C stock ownership	22,159,336	-
10	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Common stock ownership	18,103,638	-
11	Vivienne Passley	Shaun Passley's family member.	Common stock ownership	300	-
12	Star Financial Corporation	President is Fay Passley, Shaun Passley's family member.	Preferred C stock ownership	22,236,666	-
13	Star Financial Corporation	Fay Passley, President of Star Financial Corporation is Shaun Passley's family member.	Common stock ownership	18,106,005	-
14	Fay Passley	Shaun Passley's family member	Common stock ownership	300	-
15	Craig Passley	Shaun Passley's family member	Preferred C stock ownership	4,800,000	-
16	Craig Passley	Shaun Passley's family member	Common stock ownership	300	-
17	Olga Passley	Shaun Passley's family member	Common stock ownership	300	-
18	Lloyd Passley	Shaun Passley's family member	Common stock ownership	300	-

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

The total amount due under the promissory note was $200,000 and accrued interest of $118,648 as of June 30, 2025. The total number of shares of common stock the noteholder could convert was 54,563,014, which is the total amount due of $318,648, divided by $0.0058, or $0.0073 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0073 on June 30, 2025, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $572,411 and accrued interest of $246,046 as of June 30, 2025. The total number of shares of common stock the noteholder could convert was 140,146,747, which is the total amount due of $818,457, divided by $0.0058, or $0.0073 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0073 on June 30, 2025, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $250,000 principal and accrued interest of $346,375 as of June 30, 2025.

The total amount due under the promissory note was $250,000 principal and accrued interest of $153,433 as of December 31, 2024.

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

Ameritek issued 66,000,000 shares of Common Stock at $0.0005 per share for management fees to Epazz, Inc., consistent with the terms of the agreement on April 1, 2025 (note 9).

Ameritek issued 300,000,000 shares of Common Stock at $0.0005 per share for management fees to Shaun Passley, PhD, consistent with the terms of the agreement on April 1, 2025 (note 9).

The development and support expenses included $634,970 charged by Epazz, Inc. under the management services agreement between Ameritek and Epazz for the year ended December 31, 2024. As per the management services agreement between Ameritek Ventures, Inc. and Epazz Inc., Epazz shall charge a minimum annual fee of $350,000.

The $783,626 expenses consisted of

Programming and support of $158,883,

Salary of $232,930, and

Product development cost of $391,813.

Other transactions

The Company had an accounts payable balance of $5,400 due to Epazz, Inc. as of June 30, 2025.

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

The Company did not pay any income taxes for the three months ended June 30, 2025 or the year ended December 31, 2024.

13. SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s historical results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and notes thereto appearing elsewhere herein. The following discussion and analysis also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Business Overview

The Company was organized on December 27, 2010, under the laws of the State of Nevada, as ATVROCKN. The Company changed its corporate name to Ameritek Ventures, Inc (“Ameritek Ventures” or “Ameritek” or the “Company”) on June 20, 2017.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the six months ended June 30, 2025.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included herein for the six months ended June 30, 2025.

Results of Operations

For the six months ended June 30, 2025, and 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended June 30, 2025, and 2024

Ameritek had much less revenue and expenses due to the sale of Ecker Capital, LLC with its subsidiaries Interactive Systems, Inc. and interlinkONE, Inc.

The Company had $22,492, or 88%, less revenue for the three months ended June 30, 2025, a decrease of $164,428 as compared to the second quarter of 2024.

Ameritek incurred $38,079, or 95%, less expenses related to general and administrative costs for the second quarter of 2025 as compared to second quarter of 2024. The Company incurred $183,000 in stock-based management fees compensation paid to Shaun Passley, PhD and Epazz, Inc., related parties, a 100% increase in this cost. The Company had no development and support costs, or a 100 % decrease from $93,868, and amortization costs decreased by $8,045, or 80%, during the first two quarters of 2025, compared to 2024. Interest expense decreased by $17,850, or 38 % since Ameritek does not have three of the loans it previously had to pay or accrue interest expense for.

Net operating loss before other income decreased by $189,586 for the first two quarters of 2025 from the same period of 2024.

For the six months ending June 30, 2025, and 2024

Ameritek had $380,350, or 94%, less revenue for the six months ended June 30, 2025, as compared to the same period ended 2024,a consequence of the sale of Ecker Capital, LLC with its subsidiaries Interactive Systems, Inc. and interlinkONE, Inc.

Ameritek incurred $70,545, or 87%, less in general and administrative costs for the first two quarters of 2025 as compared to 2024. These changes are also a result of the Interactive and interlinkONE sales. The Company incurred $183,000 in stock-based management fees compensation paid to Shaun Passley, PhD and Epazz, Inc., related parties, an 100% increase in this cost. The Company had no development and support costs, and amortization costs decreased by $16,090, or by 81%, during the first two quarters of 2024 and after selling the interlinkONE assets. Interest expense decreased by $33,517 or 38% since Ameritek does not have three of the loans it previously had to pay or accrue interest expense for.

Net operating loss before other income decreased by $246,561 for the first two quarters of 2025 from the same period of 2024.

Liquidity and Capital Resources

Cash Flow

The Company currently funds its operations, including working capital and capital expenditure, and acquisitions through cash, cash equivalents and short-term investments and financing activities as necessary. We expect that cash, cash equivalents and short-term investments, and other sources of liquidity, such as issuing equity or debt securities, subject to market conditions, will be available and sufficient to meet all foreseeable cash requirements. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

		Six Months Ended
		June 30,
	Change ($)	2025	2024
Cash flow (used in) provided by operating activities	$17,989	$1,138	$(47,141)
Cash flow (used in) provided by investing activities	$–	$–	$–
Cash flow (used in) provided by financing activities	$(47,741)	$–	$47,741

Operating activities

Cash flow used in operating activities was $1,137 for the six months ended June 30, 2025, as compared to a cash provided by operating activities of $(47,141) for the same period of 2024. Net operating income decreased by $246,561 during the first two quarters of 2025 as compared to the same 2024 period. Deferred revenue decreased to $Nil from $183,459, as there is no accounts receivable to bill. Amortization and depreciation decreased by $16,090 in the first two quarters of 2025 compared to the same period of 2024. Amortization of the line of credit commitment fees remained the same at $3,696. Accounts payable decreased by $388,466 as the Company sold most of its payable to ZenaTech, Inc.

Investing Activities

There were no investing activities during the six months ending June 30, 2025, or 2024.

Financing Activities

Cash provided by financing activities was $Nil as of June 30, 2025, and $43,741 for the six months ended June 30, 2024. Proceeds of short-term debt were none during 2025, while they were $$26,367 for the same period of 2024. Proceeds from short-term debt repayment of long-term debt were $Nil, as compared to $23,926 as of June 30, 2024.

Cash and Cash Equivalents

The Company had $1,138 in cash as of June 30, 2025, as compared with $2,218 as of June 30, 2024, a 49% decrease.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

Management did not contemplate any accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows during the six months ended June 30, 2024, or for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2024 and for the year ended December 31, 2023, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

AMERITEK VENTURE, INC.

Dated: August 14, 2025	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman