Form 10-Q
period 2025-09-30
Ameritek Ventures, Inc.
filed 2025-11-14
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2025, the Company had 613,226,791 outstanding shares of its common stock, par value $0.001.

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

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	As of	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$26,602	$–
Accounts receivable, net	–	–
Prepaid expense	–	–
Total current assets	26,602	–
Long-term assets:
Property and equipment, net	421,182	–
Franchise Fees	78,375	–
Commitment fees (lines of credit)	22,176	27,720
Investment in securities	12,087,323	14,053,981
Patent	250,000	250,000
Product development, net	98,001	104,001
Goodwill	1,771,676	1,771,676
Total long-term assets	14,728,733	16,207,378
Total assets	$14,755,335	$16,207,378
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$503,523	516,350
Short-term advance from affiliate	876,886	317,793
Accrued interest and expenses	675,481	600,032
Short-term debt	21,000	21,000
Total current liabilities	2,076,890	1,455,175
Long-term liabilities:
Long term debts	1,038,920	1,022,411
Total liabilities	3,115,810	2,477,586
Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 59,988,972 issued and outstanding, respectively	599,890	599,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 11,000,000,000 shares authorized, 10,949,226,791 issued and outstanding, respectively	10,949,227	613,227
Additional paid in capital	27,705,517	881,317
Transfer from group entity under common control	(37,000,000)	–
Accumulated Surplus	8,889,168	11,139,635
Total stockholders' equity	11,639,525	13,729,792
Total liabilities and stockholders' equity	$14,755,335	$16,207,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended

September 30, 2025 and September 30, 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1 to September 30,		September 30,
	2025	2024	2025	2024
Revenue:	$–	$-	$–	$-
General and administrative expenses:
Development and support	–	97,797	–	294,434
General and administrative	17,945	34,484	28,298	115,382
Stock-based Compensation	–	-	183,000	–
Depreciation and amortization	8,185	10,045	12,185	30,135
Total operating expenses	26,130	142,326	223,483	439,951
Operating income/(loss)	(26,130)	(142,326)	(223,483)	(439,951)
Other income (expense):
Interest expense	(27,403)	(45,965)	(83,018)	(135,097)
Unrealized gain/(loss) on investment	5,329,604	–	(1,966,658)	–
Other Income	200	275,458	22,692	678,300
Net income (loss):	$5,276,271	$87,167	$(2,250,467)	$103,252
Net income (loss) per common share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Shares used in computing earnings per share
Basic	2,558,838,513	613,226,791	2,558,838,513	613,226,791
Diluted	2,558,838,513	613,226,791	2,558,838,513	613,226,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended

September 30, 2025 and September 30, 2024

(Unaudited)

	Series A		Series B		Series C		Series D		Series E				Additional	Transfer from		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	group entity	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Common control	Deficit)	Equity
Balance, December 31, 2023	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	554,226,791	$554,227	$885,037	—	$(2,379,258)	$155,619
Debt conversion	—	—	—	—	—	—	—	—	—	—	59,000,000	$59,000	$(3,720)	—	—	$55,280
Net loss nine months ended, September 30, 2024	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$103,252	$103,252
Balance, September 30, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,227	$881,317	—	$(2,276,007)	$314,151
Balance, December 31, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,227	$881,317	—	$11,139,635	$13,729,792
Stock issued for services to Epazz	—	—	—	—	—	—	—	—	—	—	66,000,000	$66,000	$(33,000)	—	—	$33,000
Stock issued for services to Shaun Passley	—	—	—	—	—	—	—	—	—	—	300,000,000	$300,000	$(150,000)	—	—	$150,000
Debt conversion	—	—	—	—	—	—	—	—	—	—	(30,000,000)	$(30,000)	$7,200	—	—	$(22,800)
Stock issued for acquisition											10,000,000,000	10,000,000	27,000,000	(37,000,000)
Net loss nine months ended September 30, 2025	—	—	—	—	—	—	—	—	—	—	—	—	—	-	$(2,250,467)	$(2,250,467)
Balance, September 30, 2025	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	10,949,226,791	$10,949,277	$27,705,517	$(37,000,000)	$8,889,168	$11,639,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended

September 30, 2025 and September 30, 2024

(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(2,250,467)	$103,252
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	12,185	30,135
Amortization of LOC commitment fees	5,544	5,544
	(1,966,658)	-
Stock-based compensation	183,000	–
Decrease (increase) in assets:
Accounts receivable	–	(8,834)
Increase (decrease) in liabilities:
Accounts payable	(12,827)	(294,751)
Accrued interest	77,474	81,697
Deferred revenues	–	91,541
Short-term advance from affiliate	559,093	317,793
Net cash flow (used in)/ provided by operating activities	540,660	326,377
Cash flows from investing activities:
Purchase of franchise	(82,500)	–
Purchase of real estate	(423,242)
Net cash flow (used in)/ provided by investing activities	(505,742)	–
Cash flows from financing activities:
Change in line of credit	-	(296,155)
	-	-
Repayment of long-term debt	(8,316)	(33,504)
Net cash flow (used in)/provided by financing activities	(8,316)	(329,659)
Net increase (decrease) in cash	26,602	(3,282)
Cash – beginning of the year	–	5,618
Cash – end of the period	26,602	2,336
Supplemental cash flow information
Cash paid for interest	$-	39,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.GENERAL ORGANIZATION AND BUSINESS

The Company was organized on December 27, 2010, under the laws of the State of Nevada, as ATVROCKN. On June 20, 2017, the Company changed its corporate name to Ameritek Ventures, Inc (“Ameritek Ventures” or “Ameritek” or the “Company”).

Until October 2024 Ameritek was a software company providing various products. On October 1 2024 Ameritek sold Ecker Capital, Inc, Ecker Capital, LLC is the holding parent company of Interactive Systems, Inc., interlinkOne, Inc. and ESM Software, Inc. As a result of the sale the only revenue for Ameritek Ventures, Inc. comes from DittoMask, Inc. DittoMask did not generate profit of over $1,000 in 2024.

Ameritek is branching into the real estate industry since the third quarter of 2025 when it purchased two real estate apartments in Cook County, Illinois, which it plans to rent. Other businesses of Ameritek are Ditto Mask, which manufactures advanced technological developments in the medical industry, such as the DittoMask high-filtration mask. We also develop blockchain technology software programs under WebBeeO and CordTell companies. Furthermore, Ameritek Ventures explores augmented reality technology with Augmum, Inc. Meanwhile, our vertical landing aircraft service from AeroPass, Inc. takes ZenaDrone technology to a higher level with members-only passenger first-class transport across cities. ESM Software, Inc. is a software technology provider specializing in developing business strategy management solutions. The Company also recently created a new business, Equock, Inc., with which Ameritek will develop an electric bicycle with a focus on the growing online delivery industry.

Ameritek entered into a selling agreement with ZenaTech, Inc., a related party, to sell 100% of Ecker Capital, LLC membership shares on October 14, 2024 with an effective date of October 1, 2024. ZenaTech’s controlling stock interest is owned by Epazz, Inc. and Shaun Passley, PhD. ZenaTech, Inc. issued members 5,000 ZenaTech Super Voting Shares, 1,583,333 ZenaTech Common Shares and 750,000 ZenaTech Preferred shares (notes 5 and 10).

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

Intangible Assets and Intellectual Property

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into consideration events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. The Company’s amortization expense on intangible assets totaled $10,125 for the nine months ended September 30, 2025, and $80 for the year ended December 31, 2024.

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

We had no outstanding performance obligations comprised of deferred revenue as of September 30, 2025.

Revenue Recognition

The Company currently has no revenue but plans to earn its revenue from real estate rentals.

Collection Policy

When all collections activities are exhausted and an account receivable is deemed uncollected, the company creates a reserve in the allowance for doubtful accounts. Based on management experience, which may involve obtaining a legal opinion on its collectability, the company will then write off the amount uncollectible by reducing the allowance for doubtful accounts.

Investment in ZenaTech, Inc.

Ameritek entered into a selling agreement with ZenaTech, Inc., a related party, to sell 100% of Ecker Capital, LLC membership shares on October 14, 2024 with an effective date of October 1, 2024. ZenaTech’s controlling stock interest is owned by Epazz, Inc. and Shaun Passley, PhD. ZenaTech, Inc. issued members 5,000 ZenaTech Super Voting Shares, 1,583,333 ZenaTech Common Shares and 750,000 ZenaTech Preferred shares (notes 5 and 10). Ecker Capital, LLC is the holding parent company of Interactive Systems, Inc., interlinkOne, Inc. and ESM Software, Inc.

The fair value of the ZenaTech common stock was determined based on the market price quoted on Nasdaq. The closing price of ZenaTech common stock was $4.80 per share at the reporting date.

Ameritek has a loss on investment each quarter that fluctuates based on the common stock share price of ZenaTech.

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

Advertising

Advertising is expensed when incurred. Ameritek spent $Nil and $40,467, on advertising for the nine months ended September 30, 2025, and the year ended December 31, 2024.

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

The following schedules summarize the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2025 and December 31, 2024.

	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3
Assets
Commitment fees – lines of credit	$–	$22,176	$–
ZenaTech securities	–	12,087,323	–
Total assets	–	12,109,499	–

Liabilities
Short-term debt	–	21,000	–
Short-term advance from affiliate		876,886
Long-term debt, including current portion	–	1,038,920	–
Total liabilities	$–	$(1,939,806)	$–

Ameritek sold Ecker Capital, LLC to ZenaTech, Inc., a related party, on October 1, 2024. As a result of this sale, Ameritek owns an investment in ZenaTech, Inc. as of September 30, 2025, Ameritek owned:

- 1,583,333 common shares of ZenaTech stock.

- 5,000 super voting shares of ZenaTech stock and,

- 750,000 preferred shares of ZenaTech stock.

Ameritek owes Epazz, a related party, $558,992 and ZenaTech, Inc., a related party, $317,793, representing amounts transferred as of September 30, 2025, and December 31, 2024 (note 10).

For a detailed description of the sale, please refer to notes 5, Divestitures, and note 10, Related Parties.

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3
Assets
Commitment fees – lines of credit	$–	$27,720	$–
ZenaTech securities	–	14,053,981	–
Total assets	–	14,081,701	–

Liabilities
Short-term debt	–	21,000	–
Short-term advance from affiliate	–	317,793	–
Long-term debt, including current portion	–	1,022,411	–
Total liabilities	$–	$(1,361,204)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the balance sheet periods ended September 30, 2025, and December 31, 2024.

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the nine months ended September 30, 2025 and year ended December 31, 2024,

	September 30, 2025	December 31, 2024
Furniture and fixtures	$–	$–
Computer and equipment	–	–
Software	4,200	–
Assets held under capital leases	–	–
Rental Real Estate	423,242
Total property and equipment	427,442	–
Less: accumulated depreciation	(6,260)	–
Net property and equipment	$421,182	$–

Ameritek purchased 2 apartments in Cook County, Illinois and plans to rent them.

Ameritek did not have any fixed assets as of December 31, 2024. The assets held as of September 30, 2024, were sold with Ecker Capital to ZenaTech during the last quarter of 2024 (note 5).

5.ACQUISITIONS & DIVESTITURES

Purchase of Galaxy Batteries, Inc.

Ameritek Ventures, Inc. entered into an acquisition agreement with Epazz, Inc. to acquire Galaxy Batteries, Inc. Wyoming on August 14, 2025 and paid $37,000,000.

Sale of Ecker Capital, LLC

Ameritek Ventures, Inc. entered into an acquisition agreement with ZenaTech, Inc. to sell Ecker Capital, LLC ("Ecker") on October 14, 2024, with an effective date of October 1, 2024. Ecker Capital, LLC is a subsidiary of Ameritek Ventures, Inc.

In consideration of the purchase of Ecker, ZenaTech issued to Ameritek the following shares:

•5,000 Super Voting Shares with a stated value of $30.00 per share and an effective value of $2.13 per share,

•1,583,333 Common Shares at $2.67 per Common share and

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

The Fair Market Value (enterprise value) of Ecker is estimated at $4,554,556. After any balance sheet adjustments, the adjusted value is $3,573,878 and after subtraction of term debt, if any, the equity value is $2,790,000. Equity value subtracts interest-bearing term debt and the working capital surplus or shortage, if any, from the enterprise value. A 100.00% interest of the Company's equity equals $4,550,000. The Valuator's conclusion is subject to the Report's Limiting Conditions and the note in the conclusion section.

The Fair Market Value (FMV) is defined as the value an asset or liability would exchange hands given a willing buyer and seller negotiate an "arms-length" transaction with neither party under duress and with the parties having access to all pertinent information. The valuation supports the issuance of number of shares issued and the transaction at arm's length price.

The following table describes the purchase of Ecker Capital, Inc. as of October 1, 2024.

USD
Assets Acquired
Cash	$7,334
Accounts receivable	136,214
Less Liabilities Assumed
Accounts payable	(191,774)
Deferred revenue	(242,546)
SBA Loan – Interactive Systems, Inc.	(535,145)
SBFS LLC Loan dba RapidAdvance	(44,684)
Net Assets (Liabilities) Acquired	$(870,571)

The assets and liabilities were accounted for at the carrying amount of previous owner since this was a transaction under common control.

6.PRODUCT DEVELOPMENT COSTS

Product Development

See product development activity described in the table below, as of September 30, 2025.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	9 Mo. Period End.	Amortization	Book Value
	12/31/2024	09/30/2025	12/31/2024	12/31/2024	09/31/2025	09/30/2025	09/30/2025
Ameritek	$120,000	$Nil	$ 16,000	$104,000	$6,000	$22,000	$98,000
InterlinkONE – retired	–	–	–	–	–	–	–
InterlinkONE - retired	–	–	–	–	–	–	–
Interactive Systems - retired	–	–	–	–	–	–	–
Total costs	$120,000	$Nil	$16,000	$104,000	$6,000	$22,000	$98,000

Ameritek retired product development from Interactive Systems and interlinkONE during 2024 with the sale of Ecker Capital, LLC to ZenaTech, Inc.

See product development activity described in the table below, as of December 31, 2024.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	12 Mo. Period End.	Amortization	Book Value
	12/31/2023	12/31/2024	2023	12/31/2024	12/31/2024	12/31/2024	12/31/2024
Ameritek	$120,000	$Nil	$ 8,000	$112,000	$8,000	$16,000	$104,000
InterlinkONE - retired	–	–	–	–	–	–	–
InterlinkONE - retired	–	–	–	–	–	–	–
Interactive Systems - retired	–	–	–	–	–	–	–
Total costs	$120,000	$Nil	$8,000	$112,000	$8,000	$16,000	$104,000

Goodwill

Goodwill activity is described in the table below, as of September 30, 2025.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	9 Months Ended	Amortization	Book Value
	12/31/2024	09/30/2025	12/31/2024	12/31/2024	09/30/2025	09/30/2025	09/30/2025
Boski software	$235,660	$Nil	$ –	$235,660	$–	$–	$235,660
Boski software	1,036,016	–	–	1,036,016	–	–	1,036,016
VW Win software (acquired)	500,000	–	–	500,000	–	–	500,000
Total costs	$2,184,715	$Nil	$–	$2,184,715	$–	$–	$1,771,676

Ameritek does not amortize the goodwill from Bozki, VW Win since it is not currently using the software.

Goodwill activity is described in the table below, as of December 31, 2024.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	12 Mo. Period End.	Amortization	Book Value
	12/31/2023	12/31/2024	12/31/2024	12/31/2023	12/31/2024	12/31/2024	12/31/2024
Boski software	$235,660	$Nil	$ –	$235,660	$–	$–	$235,660
Boski software	1,036,016	–	–	1,036,016	–	–	1,036,016
VW Win software (acquired)	500,000	–	–	500,000	–	–	500,000
Total costs	$2,184,715	$Nil	$–	$2,184,715	$–	$–	$1,771,676

The Company retired the Interactive Systems goodwill with the sale of Ecker Capital, LLC to ZenaTech, Inc. during the last quarter of 2024.

7.SHORT-TERM DEBT

Convertible Note 1, note $21,000 to AdvocateCPA, Inc.

Ameritek issued $185,000 non-convertible promissory note to AdvocateCPA, Inc. on May 13, 2021 for a forty-two month note at 15% interest. The Company’s management and that of Cloud Builder, Inc. decided it was in their best interest to convert the note on August 5, 2021. Ameritek issued 30,000,000 shares to Cloud Builder, Inc. in consideration for $166,330 on September 9, 2021, which represents $164,000 repayment of principal, $2,330 accumulated interest payable, and issued a $21,000 note on demand to AdvocateCPA, Inc., representing short-term debt at an annual interest rate of 6%, which adds back to the principal.

Ameritek owed $21,000 for this short-term debt as of September 30, 2025.

Ameritek owed $21,000 for this short-term debt as of December 31, 2024.

8.LOANS PAYABLE

Ameritek Ventures, Inc. has the following loans payable as of September 30, 2025, and December 31, 2024.

	September 30,	December 31,
	2025	2024
Bozki[1] loan #1 (note 10)	$200,000	$200,000
Bozki[2] loan #2 (note 10)	564,094	572,411
VW Win Epazz[3] loan (note 10)	250,000	250,000
SBA Reading Coop loan - sold	–	–
SBA Interactive Systems loan - sold	–	–
SBFC LLC loan - sold	–	–
Cloud Builder note	24,426	–
Less: current portion	–	–
Total promissory notes, less current portion	$1,038,920	$1,022,411

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

Ameritek utilizes its available lines of credit with related parties (note 10) to justify the long-term classification of the current portion of third-party debt. As such the current portion of long-term debt of $45,426 is recorded as a long-term liability in the balance sheet as September 30, 2025.

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

The total amount due under the promissory note was $200,000 and accrued interest of $123,982 as of September 30, 2025. The total number of shares of common stock the noteholder could convert was 154,277,143, which is the total amount due of $323,982, divided by $0.0021, or $0.0105 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0105 on September 30, 2025, as quoted on the https://www.otcmarkets.com/.

The total amount due under the promissory note was $200,000 and accrued interest of $111,982 as of December 31, 2024. The total number of shares of common stock the noteholder could convert was 557,110,714, which is the total amount due of $311,982, divided by $0.0001, or $0.0007 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0007 on December 31, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $564,094 and accrued interest of $185,080 as of September 30, 2025. The total number of shares of common stock the noteholder could convert was 356,749,524, which is the total amount due of $749,174, divided by $0.0021, or $0.0105 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0073 on September 30, 2025, as quoted on the https://www.otcmarkets.com/.

The total amount due under the promissory note was $572,411 and accrued interest of $150,735 as of December 31, 2024. The total number of shares of common stock the noteholder could convert was 7,231,458,461 which is the total amount due of $723,146, divided by $0.0001, or $0.0007 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0007 on December 31, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $250,000 principal and accrued interest of $365,125, as of September 30, 2025.

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

The balance on this loan as of September 30, 2025, was $Nil.

The balance on this loan as of December 31, 2024 was $Nil.

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

The balance of this loan as of September 30, 2025, was $22,800.

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

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of September 30, 2025.

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

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of September 30, 2025.

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

There were 60,000,000 Preferred Stock Series C shares authorized, 59,988,972 issued and outstanding as of September 30, 2025.

There were 60,000,000 Preferred Stock Series C shares authorized, 36,888,972 issued and outstanding as of December 31, 2024.

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

There were 10,000,000 Preferred Stock Series D shares authorized, 9,083,630 issued and outstanding as of September 30, 2025.

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

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of September 30, 2025.

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of December 31, 2024.

Common Stock

Ameritek has 950,000,000 authorized shares of $0.001 par value Common Stock with cusip number 03078H. The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading. On September 30, 2025 the common stock share price closed at $0.0073 per share and the Company had approximately 111 shareholders.

Ameritek issued 66,000,000 shares of Common Stock at $0.0005 per share for management fees to Epazz, Inc., consistent with the terms of the agreement on April 1, 2025 (note 10).

Ameritek issued 300,000,000 shares of Common Stock at $0.0005 per share for management fees to Shaun Passley, PhD, consistent with the terms of the agreement on April 1, 2025 (note 10).

Ameritek cancelled 30,000,000 shares of Common Stock at $0.0001 per share for issuance of stock to Cloud Builder, Inc. on April 1, 2025.

Ameritek issued 10,000,000,000 shares of Common Stock for purchasing of Galaxy Batteries, Inc. into class A common stock, consistent with the terms of the agreement on August 14, 2024 (note 8).

Ameritek issued 29,000,000 shares of Common Stock for debt conversion to Cloud Builder, Inc. into class A common stock, consistent with the terms of the agreement on March 14, 2024 (note 8).

There were 950,000,000 shares of common stock authorized, 10,949,226,791 issued and outstanding as of September 30, 2025.

There were 950,000,000 shares of common stock authorized, 613,226,791 issued and outstanding as of December 31, 2024.

10.RELATED PARTIES

We organized the related party transactions in the table below according to ASC 850 by total as of September 30, 2025. Readers should refer to the footnotes following the table for a detailed description of all related party transactions.

ASC 850	Related Party	Relationship	Transaction type	Stock as of September 30, 2025	Total dollars as of September 30, 2025
1	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Common stock ownership	379,098,457	–
2	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Preferred C stock ownership	2,000,000	–
3	Epazz, Inc.[1]	Owner of over 95% voting stock	Preferred B stock ownership	10,000,000	–
4	Epazz, Inc.	Owner of over 95% voting stock	Common stock ownership	116,000,000	–
5	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		318,648
6	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		818,457
7	Epazz, Inc.	Owner of over 95% voting stock	Assumption of VW Win, Inc. note		422,183
8	Epazz, Inc.[2]	Owner of over 95% voting stock	Management Services Agreement	–	317,893
9	Epazz, Inc.	Owner of over 95% voting stock	Acquisition of Galaxy Batteries	10,000,000,000	37,000,000
10	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Preferred C stock ownership	22,159,336	–
11	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Common stock ownership	18,103,638	–
12	Vivienne Passley	Shaun Passley's family member.	Common stock ownership	300	–
13	Star Financial Corporation	President is Fay Passley, Shaun Passley's family member.	Preferred C stock ownership	22,236,666	–
14	Star Financial Corporation	Fay Passley, President of Star Financial Corporation is Shaun Passley's family member.	Common stock ownership	18,106,005	–
15	Fay Passley	Shaun Passley's family member	Common stock ownership	300	–
16	Craig Passley	Shaun Passley's family member	Preferred C stock ownership	4,800,000	–
17	Craig Passley	Shaun Passley's family member	Common stock ownership	300	–
18	Olga Passley	Shaun Passley's family member	Common stock ownership	300	–
19	Lloyd Passley	Shaun Passley's family member	Common stock ownership	12,087,323	–
20	Shaun Passley, PhD	Shaun Passley, PhD, owner of over 95% voting stock	issued members 5,000 ZenaTech Super Voting Shares, 1,583,333 ZenaTech Common Shares and 750,000 ZenaTech Preferred shares, see footnotes 1 and 5.		-

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

The total amount due under the promissory note was $200,000 and accrued interest of $123,982 as of September 30, 2025. The total number of shares of common stock the noteholder could convert was 154,277,143, which is the total amount due of $323,982, divided by $0.0021, or $0.0105 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0105 on September 30, 2025, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $564,094 and accrued interest of $185,080 as of September 30, 2025. The total number of shares of common stock the noteholder could convert was 356,749,524, which is the total amount due of $749,174, divided by $0.0021, or $0.0105 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0073 on September 30, 2025, as quoted on the https://www.otcmarkets.com/.

The total amount due under the promissory note was $572,411 and accrued interest of $150,735 as of December 31, 2024. The total number of shares of common stock the noteholder could convert was 7,231,458,461 which is the total amount due of $723,146, divided by $0.0001, or $0.0007 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0007 on December 31, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $250,000 principal and accrued interest of $365,125, as of September 30, 2025.

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

The $783,626 expenses consisted of

Programming and support of $158,883,

Salary of $232,930, and

Product development cost of $391,813.

Other transactions

The Company had an accounts payable balance of $479,564 due to Epazz, Inc. as of September 30, 2025.

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

The Company did not pay any income taxes for the nine months ended September 30, 2025, or the year ended December 31, 2024.

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

Until October 2024 Ameritek was a software company providing various products. On October 1 2024 Ameritek sold Ecker Capital, Inc, Ecker Capital, LLC is the holding parent company of Interactive Systems, Inc., interlinkOne, Inc. and ESM Software, Inc. As a result of the sale the only revenue for Ameritek Ventures, Inc. comes from DittoMask, Inc. DittoMask did not generate profit of over $1,000 in 2024.

Ameritek is branching into the real estate industry since the third quarter of 2025 when it purchased two real estate apartments in Cook County, Illinois, which it plans to rent. Other businesses of Ameritek are Ditto Mask, which manufactures advanced technological developments in the medical industry, such as the DittoMask high-filtration mask. We also develop blockchain technology software programs under WebBeeO and CordTell companies. Furthermore, Ameritek Ventures explores augmented reality technology with Augmum, Inc. Meanwhile, our vertical landing aircraft service from AeroPass, Inc. takes ZenaDrone technology to a higher level with members-only passenger first-class transport across cities. ESM Software, Inc. is a software technology provider specializing in developing business strategy management solutions. The Company also recently created a new business, Equock, Inc., with which Ameritek will develop an electric bicycle with a focus on the growing online delivery industry.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the nine months ended September 30, 2025.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included herein for the nine months ended September 30, 2025.

Results of Operations

For the nine months ended September 30, 2025, and 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended September 30, 2025, and 2024

Ameritek had no revenue during the three months ended September 30, 2024. The Company had two major events during this quarter, it purchased two real estate properties to use them as rentals and it purchased Galaxy Batteries, Inc. from Epazz, Inc., a related party. Epazz, Inc. is owned by Shaun Passley, PhD, the CEO of Ameritek.

Ameritek had some general and administrative expenses related to staff salaries and continues to depreciate some product development costs.

The Company incurred an unrealized gain on investment in ZenaTech, Inc, a related party, of about $5.3 million during this quarter. ZenaTech, Inc.s voting stock is controlled by Shaun Passley, PhD, the President and CEO of Ameritek.

Ameritek had a net income of $5,276,271 during the 3 months ended September 30, 2025.

For the nine months ending September 30, 2025, and 2024

Ameritek had no revenue during the nine months ended September 30, 2024. The Company had two major events during this quarter, it purchased two real estate properties to use them as rentals and it purchased Galaxy Batteries, Inc. from Epazz, Inc., a related party. Epazz, Inc. is owned by Shaun Passley, PhD, the President and CEO of Ameritek.

Ameritek issued stock-based compensation of $183,000 to Shaun Passley, according to the agreement.

Ameritek had a net loss of $2.3 million during the nine months ended September 30, 2025, compared to net income of $105,252 that were recorded during the same 2024 period.

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

		Nine Months Ended
		September 30,
	Change ($)	2025	2024
Cash flow (used in) provided by operating activities	$214,283	$540,660	$326,377
Cash flow (used in) provided by investing activities	$(505,242)	$(505,742)	$–
Cash flow (used in) provided by financing activities	$321,343	$(8,316)	$(329,659)

Operating activities

The cash outflows do not compare directly since Ameritek had two different businesses during the first nine months of 2025, when it is branching into the real estate industry, and the similar 2024 period, when it operated in the software industry. Ameritek purchased two real estate properties to use them as rentals and it purchased Galaxy Batteries, Inc. from Epazz, Inc., a related party, during the last three quarters of 2025. Epazz, Inc. is owned by Shaun Passley, PhD, the CEO of Ameritek. The Company's operations were affected by the unrealized gain on the ZenaTech investment of almost $2 million.

Investing Activities

Ameritek invested by purchasing a franchise for $82,500 and two apartments for $423,242 during the nine months ending September 30, 2025. There were no investments during the same period in 2024.

Financing Activities

Ameritek paid $8,316 as repayment of long-term debt during the nine months ended September30, as compared to $329,659 which was paid during the same period of 2024.

Cash and Cash Equivalents

The Company had $26,602 in cash as of September 30, 2025, as compared with $0 as of December 31, 2024, a 100% increase.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

Management did not contemplate any accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows during the nine months ended September 30, 2024, or for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and

(ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2024 and for the year ended December 31, 2024, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

AMERITEK VENTURE, INC.

Dated: November 10, 2025	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman