Form 10-Q/A
period 2025-09-30
Ameritek Ventures, Inc.
filed 2025-11-14
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (the Report) is being filed solely to furnish the Interactive Data required by Rule 405 of Regulation S-T. The Interactive Data File was inadvertently omitted from the original filing.

This Amendment does not reflect any changes to the Report as originally filed, and no revisions have been made to the financial statements or any other disclosures. This Amendment speaks only as of the date of the original filing and does not update any information presented therein. Except for the inclusion of the Interactive Data File, this Amendment does not modify, amend, or update any other part of the Report.

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

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	As of	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$26,602	$-
Accounts receivable, net	-	-
Prepaid expense	-	-
Total current assets	26,602	-
Long-term assets:
Property and equipment, net	421,182	-
Franchise Fees	78,375	-
Commitment fees (lines of credit)	22,176	27,720
Investment in securities	12,087,323	14,053,981
Patent	250,000	250,000
Product development, net	98,001	104,001
Goodwill	1,771,676	1,771,676
Total long-term assets	14,728,733	16,207,378
Total assets	$14,755,335	$16,207,378
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$503,523	516,350
Short-term advance from affiliate	876,886	317,793
Accrued interest and expenses	675,481	600,032
Short-term debt	21,000	21,000
Total current liabilities	2,076,890	1,455,175
Long-term liabilities:
Long term debts	1,038,920	1,022,411
Total liabilities	3,115,810	2,477,586
Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 59,988,972 issued and outstanding, respectively	599,890	599,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 11,000,000,000 shares authorized, 10,949,226,791 issued and outstanding, respectively	10,949,227	613,227
Additional paid in capital	27,705,517	881,317
Transfer from group entity under common control	(37,000,000)	-
Accumulated Surplus	8,889,168	11,139,635
Total stockholders' equity	11,639,525	13,729,792
Total liabilities and stockholders' equity	$14,755,335	$16,207,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended

September 30, 2025 and September 30, 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1 to September 30,		September 30,
	2025	2024	2025	2024
Revenue:	$-	$-	$-	$-
General and administrative expenses:
Development and support	-	97,797	-	294,434
General and administrative	17,945	34,484	28,298	115,382
Stock-based Compensation	-	-	183,000	-
Depreciation and amortization	8,185	10,045	12,185	30,135
Total operating expenses	26,130	142,326	223,483	439,951
Operating income/(loss)	(26,130)	(142,326)	(223,483)	(439,951)
Other income (expense):
Interest expense	(27,403)	(45,965)	(83,018)	(135,097)
Unrealized gain/(loss) on investment	5,329,604	-	(1,966,658)	-
Other Income	200	275,458	22,692	678,300
Net income (loss):	$5,276,271	$87,167	$(2,250,467)	$103,252
Net income (loss) per common share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Shares used in computing earnings per share
Basic	2,558,838,513	613,226,791	2,558,838,513	613,226,791
Diluted	2,558,838,513	613,226,791	2,558,838,513	613,226,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended

September 30, 2025 and September 30, 2024

(Unaudited)

	Series A		Series B		Series C		Series D		Series E				Additional	Transfer from		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	group entity	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Common control	Deficit)	Equity
Balance, December 31, 2023	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	554,226,791	$554,227	$885,037	-	$(2,379,258)	$155,619
Debt conversion	-	-	-	-	-	-	-	-	-	-	59,000,000	$59,000	$(3,720)	-	-	$55,280
Net loss nine months ended, September 30, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$103,252	$103,252
Balance, September 30, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,227	$881,317	-	$(2,276,007)	$314,151
Balance, December 31, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,227	$881,317	-	$11,139,635	$13,729,792
Stock issued for services to Epazz	-	-	-	-	-	-	-	-	-	-	66,000,000	$66,000	$(33,000)	-	-	$33,000
Stock issued for services to Shaun Passley	-	-	-	-	-	-	-	-	-	-	300,000,000	$300,000	$(150,000)	-	-	$150,000
Debt conversion	-	-	-	-	-	-	-	-	-	-	(30,000,000)	$(30,000)	$7,200	-	-	$(22,800)
Stock issued for acquisition											10,000,000,000	10,000,000	27,000,000	(37,000,000)
Net loss nine months ended September 30, 2025	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$(2,250,467)	$(2,250,467)
Balance, September 30, 2025	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	10,949,226,791	$10,949,277	$27,705,517	$(37,000,000)	$8,889,168	$11,639,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERITEK VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended

September 30, 2025 and September 30, 2024

(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(2,250,467)	$103,252
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	12,185	30,135
Amortization of LOC commitment fees	5,544	5,544
	(1,966,658)	-
Stock-based compensation	183,000	-
Decrease (increase) in assets:
Accounts receivable	-	(8,834)
Increase (decrease) in liabilities:
Accounts payable	(12,827)	(294,751)
Accrued interest	77,474	81,697
Deferred revenues	-	91,541
Short-term advance from affiliate	559,093	317,793
Net cash flow (used in)/ provided by operating activities	540,660	326,377
Cash flows from investing activities:
Purchase of franchise	(82,500)	-
Purchase of real estate	(423,242)
Net cash flow (used in)/ provided by investing activities	(505,742)	-
Cash flows from financing activities:
Change in line of credit	-	(296,155)
	-	-
Repayment of long-term debt	(8,316)	(33,504)
Net cash flow (used in)/provided by financing activities	(8,316)	(329,659)
Net increase (decrease) in cash	26,602	(3,282)
Cash – beginning of the year	-	5,618
Cash – end of the period	26,602	2,336
Supplemental cash flow information
Cash paid for interest	$-	39,321

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

	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3
Assets
Commitment fees – lines of credit	$-	$22,176	$-
ZenaTech securities	-	12,087,323	-
Total assets	-	12,109,499	-

Liabilities
Short-term debt	-	21,000	-
Short-term advance from affiliate		876,886
Long-term debt, including current portion	-	1,038,920	-
Total liabilities	$-	$(1,939,806)	$-

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

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the nine months ended September 30, 2025 and year ended December 31, 2024,

	September 30, 2025	December 31, 2024
Furniture and fixtures	$-	$-
Computer and equipment	-	-
Software	4,200	-
Assets held under capital leases	-	-
Rental Real Estate	423,242
Total property and equipment	427,442	-
Less: accumulated depreciation	(6,260)	-
Net property and equipment	$421,182	$-

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

6.PRODUCT DEVELOPMENT COSTS

Product Development

See product development activity described in the table below, as of September 30, 2025.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	9 Mo. Period End.	Amortization	Book Value
	12/31/2024	09/30/2025	12/31/2024	12/31/2024	09/31/2025	09/30/2025	09/30/2025
Ameritek	$120,000	$Nil	$ 16,000	$104,000	$6,000	$22,000	$98,000
InterlinkONE – retired	-	-	-	-	-	-	-
InterlinkONE - retired	-	-	-	-	-	-	-
Interactive Systems - retired	-	-	-	-	-	-	-
Total costs	$120,000	$Nil	$16,000	$104,000	$6,000	$22,000	$98,000

Ameritek retired product development from Interactive Systems and interlinkONE during 2024 with the sale of Ecker Capital, LLC to ZenaTech, Inc.

See product development activity described in the table below, as of December 31, 2024.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	12 Mo. Period End.	Amortization	Book Value
	12/31/2023	12/31/2024	2023	12/31/2024	12/31/2024	12/31/2024	12/31/2024
Ameritek	$120,000	$Nil	$ 8,000	$112,000	$8,000	$16,000	$104,000
InterlinkONE - retired	-	-	-	-	-	-	-
InterlinkONE - retired	-	-	-	-	-	-	-
Interactive Systems - retired	-	-	-	-	-	-	-
Total costs	$120,000	$Nil	$8,000	$112,000	$8,000	$16,000	$104,000

Goodwill

Goodwill activity is described in the table below, as of September 30, 2025.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	9 Months Ended	Amortization	Book Value
	12/31/2024	09/30/2025	12/31/2024	12/31/2024	09/30/2025	09/30/2025	09/30/2025
Boski software	$235,660	$Nil	$ -	$235,660	$-	$-	$235,660
Boski software	1,036,016	-	-	1,036,016	-	-	1,036,016
VW Win software (acquired)	500,000	-	-	500,000	-	-	500,000
Total costs	$2,184,715	$Nil	$-	$2,184,715	$-	$-	$1,771,676

Ameritek does not amortize the goodwill from Bozki, VW Win since it is not currently using the software.

Goodwill activity is described in the table below, as of December 31, 2024.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	12 Mo. Period End.	Amortization	Book Value
	12/31/2023	12/31/2024	12/31/2024	12/31/2023	12/31/2024	12/31/2024	12/31/2024
Boski software	$235,660	$Nil	$ -	$235,660	$-	$-	$235,660
Boski software	1,036,016	-	-	1,036,016	-	-	1,036,016
VW Win software (acquired)	500,000	-	-	500,000	-	-	500,000
Total costs	$2,184,715	$Nil	$-	$2,184,715	$-	$-	$1,771,676

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

ASC 850	Related Party	Relationship	Transaction type	Stock as of September 30, 2025	Total dollars as of September 30, 2025
1	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Common stock ownership	379,098,457	-
2	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Preferred C stock ownership	2,000,000	-
3	Epazz, Inc.1	Owner of over 95% voting stock	Preferred B stock ownership	10,000,000	-
4	Epazz, Inc.	Owner of over 95% voting stock	Common stock ownership	116,000,000	-
5	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		318,648
6	Epazz, Inc.	Owner of over 95% voting stock	Assumption of Bozki, Inc. note		818,457
7	Epazz, Inc.	Owner of over 95% voting stock	Assumption of VW Win, Inc. note		422,183
8	Epazz, Inc.2	Owner of over 95% voting stock	Management Services Agreement	-	317,893
9	Epazz, Inc.	Owner of over 95% voting stock	Acquisition of Galaxy Batteries	10,000,000,000	37,000,000
10	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Preferred C stock ownership	22,159,336	-
11	GG Mars Capital, Inc.	President is Vivienne Passley, Shaun Passley's family member.	Common stock ownership	18,103,638	-
12	Vivienne Passley	Shaun Passley's family member.	Common stock ownership	300	-
13	Star Financial Corporation	President is Fay Passley, Shaun Passley's family member.	Preferred C stock ownership	22,236,666	-
14	Star Financial Corporation	Fay Passley, President of Star Financial Corporation is Shaun Passley's family member.	Common stock ownership	18,106,005	-
15	Fay Passley	Shaun Passley's family member	Common stock ownership	300	-
16	Craig Passley	Shaun Passley's family member	Preferred C stock ownership	4,800,000	-
17	Craig Passley	Shaun Passley's family member	Common stock ownership	300	-
18	Olga Passley	Shaun Passley's family member	Common stock ownership	300	-
19	Lloyd Passley	Shaun Passley's family member	Common stock ownership	12,087,323	-
20	Shaun Passley, PhD	Shaun Passley, PhD, owner of over 95% voting stock	issued members 5,000 ZenaTech Super Voting Shares, 1,583,333 ZenaTech Common Shares and 750,000 ZenaTech Preferred shares, see footnotes 1 and 5.		-

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