Form 10-K/A
period 2024-12-31
Ameritek Ventures, Inc.
filed 2026-04-10
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 3

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

Explanatory Note

The Company has amended its Form 10-K/A Amendment No. 2 filed with the Securities and Exchange Commission to correct the consolidated financial statements to be consistent with the audited figures prepared and signed by Bansal & Co. LLP (PCAOB #2807). The corrections relate to the valuation of ZenaTech, Inc. securities received in the sale of Ecker Capital, LLC. Based on management's evaluation of internal controls, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024 given the material weaknesses in our disclosure controls. Management is in the process of addressing these concerns to bring our controls and procedures in compliance with applicable rules.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Corrected)

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

Other income increased by  $13,461,645 during 2024 due to gain on asset disposal resulting from the sale of Ecker Capital to ZenaTech. Interest expenses decreased by $23,369 in 2024 from $185,452 due to a reduction of interest paid in the fourth quarter of 2024. The Company recognized other revenue of  $13,461,645 for gain on asset disposal.

Ameritek had a net income of  $13,518,494 during 2024 as compared to a net loss of $58,910 realized during 2023. This  increase is due to the factors explained above.

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

AMERITEK VENTURES, INC.

CONSOLIDATED BALANCE SHEETS (As Corrected)

	As of	As of
	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$-	$5,618
Accounts receivable, net	-	132,380
Prepaid expense	-	1,519
Total current assets	-	139,517
Property and equipment, net	-	-
Long-term assets:
Commitment fees (lines of credit)	27,720	35,112
Investment in securities	14,053,981	661,886
Patent	250,000	250,000
Product development, net	104,001	524,117
Goodwill	1,771,676	2,184,715
Total long-term assets	16,207,378	3,655,830
Total assets	$16,207,378	$3,795,347
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$516,350	$987,071
Short-term advance from affiliate	317,793	-
Accrued interest and expenses	-	547,204
Deferred revenue	600,032	151,005
Short-term debt	21,000	21,000
Total current liabilities	1,455,175	1,706,280
Long-term liabilities:
Long term debts	1,022,411	1,933,448
Total liabilities	2,477,586	3,639,728
Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 59,988,972 and 36,888,972 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	599,890	599,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 950,000,000 shares authorized, 613,226,791 and 554,226,791 issued and outstanding at December 31, 2023 and December 31, 2022 , respectively	613,227	554,227
Additional paid in capital	881,317	885,038
Accumulated deficit	11,139,635	(2,379,259)
Total stockholders' equity	13,729,792	155,619
Total liabilities and stockholders' equity	$16,207,378	$3,795,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

/s/ S.K. Bansal S.K. Bansal	/s/ Shaun Passley Shaun Passley
Partner	Director
Date: March 31, 2025	Date: March 31, 2025
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ending

December 31, 2024 and December 31, 2023

(As Corrected)

	For the Years Ending
	December 31,
	2024	2023
Revenue:	$678,300	$949,438
General and administrative expenses:
Development and support	294,434	516,474
General and administrative	132,398	223,782
Depreciation and amortization	32,136	82,640
Total operating expenses	458,968	822,896
Operating income/(loss)	219,332	126,542
Other income (expense):
Interest expense – long term debt	(162,083)	(185,452)
Gain on asset disposal	13,461,645	-
Net income (loss):	$13,518,494	$(58,910)
Net income (loss) per common share:
Basic	$0.02	$(0.00)
Diluted	$0.02	$(0.00)
Shares used in computing earnings per share
Basic	583,226,791	554,226,791
Diluted	583,226,791	554,226,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

/s/ S.K. Bansal

S K Bansal

Partner

Date:  March 31, 2025

Place: New Delhi, India

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT

AND STOCKHOLDERS' EQUITY

For the Years Ending

December 31, 2024 and December 31, 2023

(As Corrected)

	Series A		Series B		Series C		Series D		Series E				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	7,488,730	$74,887	10,000,000	$100,000	36,888,972	$368,890	9,083,630	$90,836	23,000,000	$230,000	514,226,791	$514,227	$1,239,878	$(2,320,349)	$298,369
Commitment fees (LOC)	-	-	-	-	23,100,000	$231,000	-	-	-	-	-	-	$(194,040)	-	$36,960
Debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	$(164,000)	-	$(164,000)
Debt conversion to common stock	-	-	-	-	-	-	-	-	-	-	40,000,000	$40,000	3,200	-	$43,200
Net loss year ended, December 31 2023	-	-	-	-	-	-	-	-	-	-	-	-	-	$(58,910)	$(58,910)
Balance, December 31, 2023	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	554,226,791	$554,227	$885,038	$(2,379,259)	$155,619
Debt conversion	-	-	-	-	-	-	-	-	-	-	59,000,000	$59,000	$(3,720)	-	$55,280
Net income year ending December 31, 2024	-	-	-	-	-	-	-	-	-	-	-	-	-	$13,518,894	$13,518,894
Balance, December 31, 2024	7,488,730	$74,887	10,000,000	$100,000	59,988,972	$599,890	9,083,630	$90,836	23,000,000	$230,000	613,226,791	$613,227	$881,317	$11,139,635	$13,729,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For Bansal & Co. LLP

Chartered Accountants

/s/ S.K. Bansal

S K Bansal

Partner

Date: March 31, 2025

Place: New Delhi, India

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ending

December 31, 2024 and December 31, 2023

(As Corrected)

	Year Ending	Year Ending
	December 31,	December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$13,518,894	$(58,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	32,136	82,640
Gain on sale of Ecker Capital, Inc.	(13,461,645)	-
Amortization of LOC commitment fees	7,392	1,848
Decrease (increase) in assets:
Accounts receivable	(3,834)	241,623
Prepaid expenses	1,519	-
Increase (decrease) in liabilities:
Accounts payable	(286,591)	(203,954)
Accrued interest	106,836	149,235
Deferred revenues	91,541	(235,491)
Short-term advance to affiliate	317,793	-
Net cash flow (used in)/ provided by operating activities	324,041	(23,009)
Cash flows from investing activities:
Purchase of equipment	-	-
Net cash flow (used in)/ provided by investing activities	-	-
Cash flows from financing activities:
Change in line of credit	(296,155)	-
Proceeds of short-term debt	-	243,613
Repayment of long-term debt	(33,504)	(215,737)
Net cash flow (used in)/provided by financing activities	(329,659)	27,876
Net increase (decrease) in cash	(5,618)	4,867
Cash – beginning of the year	5,618	751
Cash – end of the period	$-	$5,618
Supplemental cash flow information
Cash paid for interest	$47,855	$152,715
Cash divested in Sale of Ecker Capital, Inc.	7,334	–
Non-cash investing and financing activities:
None	$–	$–

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

The total amount due under the promissory note was $572,411 and accrued interest of $111,982 as of December 31, 2024. The total number of shares of common stock the noteholder could convert was 7,231,458,461, which is the total amount due of $723,146, divided by $0.0001, or $0.0007 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0007 on December 31, 2024, as quoted on the https://www.otcmarkets.com/.

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

The total amount due under the promissory note was $572,411 and accrued interest of $111,982 as of December 31, 2024. The total number of shares of common stock the noteholder could convert was 7,231,458,461, which is the total amount due of $723,146, divided by $0.0001, or $0.0007 share price at a 20% discount rate. The Ameritek Ventures, Inc. common stock share price was $0.0007 on December 31, 2024, as quoted on the https://www.otcmarkets.com/.

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

AMERITEK VENTURE, INC.

Dated: April 9, 2026	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.