Form 10-K
period 2025-12-31
Ameritek Ventures, Inc.
filed 2026-04-15
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54739

Ameritek Ventures, Inc.
(Name of small business issuer in its charter)

Nevada	87-2380777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. Jackson Blvd.

Chicago, IL 60604

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

As of December 31, 2025, the Company had 9,124,451 outstanding shares of its common stock, par value $0.001.

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

i

PART I

Item 1. Business.

The Company was organized on December 27, 2010, under the laws of the State of Nevada, as ATVROCKN. On June 20, 2017, the Company changed its corporate name to Ameritek Ventures, Inc (“Ameritek Ventures” or “Ameritek” or the “Company”).

Until October 2024 Ameritek was a software company providing various products. On October 1, 2024, Ameritek sold Ecker Capital, LLC, the holding parent company of Interactive Systems, Inc., interlinkOne, Inc. and ESM Software, Inc., to ZenaTech, Inc. On August 14, 2025, Ameritek acquired Galaxy Batteries, Inc. from Epazz, Inc. The Company’s current focus is on solid-state batteries (Galaxy Batteries, Inc.), adaptive manufacturing, robotic manufacturing, aerospace services (AeroPass, Inc.), and luxury corporate housing (Chicago Real Estate Partners, LLC). DittoMask, Inc. will continue operations until existing inventory is sold, after which the Company intends to divest the business. The Company also plans to sell CordTell, Inc. and WebBeeO, Inc. to an affiliate.

Ameritek Ventures acquired Galaxy Batteries, Inc. from Epazz, Inc. on August 14, 2025. The Company’s strategic focus is on solid-state batteries through Galaxy Batteries, Inc., adaptive manufacturing, robotic manufacturing, and aerospace services through AeroPass, Inc. Ameritek also formed Chicago Real Estate Partners, LLC to acquire undervalued luxury condominiums and rent them as furnished units to professionals and corporate executives. The Company began purchasing condos in Chicago during the third quarter of 2025 and plans to expand into other major cities to offer corporate housing. The Company continues to operate DittoMask, Inc., which manufactures the DittoMask high-filtration mask, until existing inventory has been sold, at which point the Company intends to sell the business. The Company also plans to sell CordTell, Inc. and WebBeeO, Inc. to an affiliate. The Company also plans to sell CordTell, Inc. and WebBeeO, Inc. to an affiliate.

Ameritek entered into a selling agreement with ZenaTech, Inc., a related party, to sell 100% of Ecker Capital, LLC membership shares on October 14, 2024 with an effective date of October 1, 2024. ZenaTech’s controlling stock interest is owned by Epazz, Inc. and Shaun Passley, PhD. ZenaTech, Inc. issued members 5,000 ZenaTech Super Voting Shares 1,583,333 ZenaTech Common Shares and 750,000 ZenaTech Preferred shares (notes 5 and 10). The fair value of the ZenaTech common stock was determined based on the market price quoted on Nasdaq. The closing price of ZenaTech common stock was $7.69 per share at the reporting date.

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

Item 2. Properties.

Our principal executive offices are located at 111 W. Jackson Blvd., Chicago, IL 60604, which we lease for $375 per month on a month-to-month basis with a 30-day notice, provided if either party does not terminate the agreement within (30) days prior to the end of the initial term, the lease shall automatically renew for successive one (1) month periods on the same terms. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. In the third quarter of 2025, the Company formed Chicago Real Estate Partners, LLC and began purchasing luxury condominiums in Chicago, Illinois, which it rents as furnished corporate housing units to professionals and corporate executives.

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

The Company filed a lawsuit in the Clark County, Nevada, court against Clinton L. Stokes, III, the former owner of the Company, to settle the matter of shares ownership and that of if the asset coming from Fiber Optic Assets was purchased free and clear of any encumberment from Meridian Financial Group, LLC on March 6, 2023. Meridian Financial Group, LLC has a claim on the assets in the business of fiber optics previously owned by Clinton L. Stokes III. This case is still pending. There is no trial date set as of the date of this filing. This litigation is not expected to have a material effect on the Company. There is a court date set for August 2026 to settle this lawsuit.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2025:
First Quarter	$1.62	$0.60
Second Quarter	$9.00	$0.84
Third Quarter	$9.60	$3.48
Fourth Quarter	$25.20	$7.20

Fiscal year ended December 31, 2024:
First Quarter	$0.0048	$0.0011
Second Quarter	$0.0142	$0.0068
Third Quarter	$0.0056	$0.0011
Fourth Quarter	$0.0030	$0.0011

Note: On January 20, 2026 ATVK, Inc. (the “Company”) effected a 1-for-1200 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock. The Reverse Stock Split resulted in the automatic conversion of every 1,200 shares of the Company’s common stock into one (1) share of common stock, without any change to the par value per share. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s proportional ownership interest in the Company, except for minor adjustments resulting from the treatment of fractional shares.

No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole share / rounded down / paid in cash. The figures for 2025 above are after considering the reverse stock split.

Holders

As of December 31, 2025, there were 9,124,451 shares of common stock outstanding, which were held by approximately 112 record holders. In addition, there were 7,488,730 shares of our Series A Convertible Preferred Stock outstanding, which were held by one record holders, 10,000,000 shares of our Series B Convertible Preferred Stock outstanding, which were held by one record holder; 59,988,972 shares of our Series C Convertible Preferred Stock outstanding, which were held by six record holder; 9,083,630 shares of our Series D Convertible Preferred Stock outstanding, which were held by six record holder, and 23,000,000 shares of our Series E Convertible Preferred Stock outstanding, which were held by one record holder.

Dividends

Through December 31, 2025, except for dividends due on our Preferred Stock, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended December 31, 2025, and 2024

Ameritek is transitioning its business model to being a real estate company and as such it had no revenue during 2025. The Company created Chicago Real Estate Partners, LLC and became a franchisee for a fitness center in Chicago during 2025. Ameritek had $678,300 software revenue during 2024.

Total operating expenses increased to $2,709,326 for 2025, from $458,968 in 2024, an increase of $2,250,358. The increase was due to two non-operating expenses, a stock compensation issuance of $477,722 and an impairment loss of $2,117,676. Ameritek had no development and support expenses during 2025 as it no longer has software operations, while it had $294,434 costs related to development during 2024. General and administrative expenses decreased to $95,874 from $132,398, a decrease of $36,524. Ameritek recorded this year an impairment loss of $2,117,676, and depreciation and amortization of$18,054 of which amortization of $8,000 was related to the intangible assets and related to the amortization of franchise fees of $4,125 during and $5,929 on real estate investments in 2025. The Company recorded $32,136 depreciation during 2024 of which $8,000 was recorded for amortization for intangible assets and $24,136 depreciation related to computers 2024.

Ameritek had an operating loss of $(2,709,326) during 2025 but had no revenue from the real estate business during 2025, an incipient business for the Company. Ameritek had an operating income of $219,332 for 2024 when it operated in the software business.

Other income or expenses during 2025 were affected by the following changes in revenues in expenses. The Company recorded an unrealized loss on investment in ZenaTech, Inc., a related party, of $(3,582,515) resulting from the change in fair value of ZenaTech securities, as compared to a gain of $13,461,645 recorded during 2024. Interest expenses, which decreased to $130,736 during 2025 from $162,083 in 2024. This $31,347 decrease was due to a reduction of interest paid during 2025 following the sale of Interactive Systems, which was sold with its loan These expenses were partially offset by other income of $38,185 representing reversal of accruals from 2024.

Ameritek had net loss of $6,384,392 during 2025, compared to net income of $13,518,894 during 2024. The decrease is primarily due to no operating revenue in 2025 and it is explained by the factors above.

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

	Twelve months ended December 31,
	2025	2024	Change ($)
Cash flow (used in) provided by operating activities	$516,601	$324,041	$192,560
Cash flow (used in) provided by investing activities	$(505,742)	$–	$(505,742)
Cash flow (used in) provided by financing activities	$(8,316)	$(329,659)	$(321,343)

Operating activities

Cash flow provided by operating activities had a total inflow of 516,601 for the year ended December 31, 2025, while for 2024 the cash inflow provided by operating activities was $324,041, a $192,560 increase. While the two periods cannot be compared since the Company was in two different business sectors during 2025 and 2024, here are some major changes for 2025. Ameritek posted a net loss of $6,384,392, partially offset by a change of $18,054 in amortization and depreciation. Other items affecting operations were stock-based compensation of $477,722, an unrealized loss on investment in ZenaTech securities of $3,582,515, a impairment loss of $2,117,676 and amortization of commitment fees of $27,720. Other items affecting operating cash flow were accounts payable of $37,887, accrued interest of $103,011 and short-term advance from affiliate of $574,593.

Cash flow provided by operating activities during 2024 were affected by a net income of $13,518,894 while partially offset by a gain on ZenaTech securities of $13,461,645 and by amortization and depreciation of $32,136 and accounts payable decrease of $286,591. Other items affecting operating cash flow were accrued interest of $106,836 and short-term advance from affiliate of $317,793.

Investing Activities

Ameritek invested in the purchase of a franchise for $82,500 and the purchase of real estate of $423,242 during 2025, since it is branching into real estate.

There were no investing activities during the year ending December 31, 2024.

Financing Activities

Cash outflow used by financing activities decreased by $321,343 for the year ended December 31, 2025. The decrease by $321,343 in financing activities is due to almost no activity during 2025, except for repayment of long-term debt of $8,316 as compared to proceeds from long-term debt of $296,155 and the repayment of long-term debt of $33,504 during 2024.

Cash and Cash Equivalents

The Company had $2,543 cash as of December 31, 2025 as compared with no cash as of December 31, 2024. Ameritek continues to rely on borrowings to finance its working capital needs.

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

Item 8. Financial Statements and Supplementary Data.

Following are the financial statements of Ameritek Ventures, Inc. as of December 31, 2025, and December 31, 2024.

AMERITEK VENTURES, INC.

Consolidated Financial Statements

Annual Report

For the Years Ending

December 31, 2025 and December 31, 2024

CURRENT INFORMATION REGARDING

AMERITEK VENTURES, INC.

The following information is furnished to assist with “due diligence” compliance. The information is furnished pursuant to Rule 15c2-11 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended: The items and attachments generally follow the format set forth in Rule 15c2-11.

HEAD OFFICE:

A-6, Maharani Bagh
New Delhi- 110065
Ph.: 011-41626471, 41626470
Fax: 011-41328425
E-mail: info@bansalco.com

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Ameritek Ventures Inc., Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ameritek Ventures Inc. (the ‘Company’) as of December 31, 2025 and December 31, 2024, and the related consolidated statements of operations, statement of accumulated deficit and stockholders’ equity, and cash flows for the years then ended and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of December 31, 2025, the Company had cash of $2,543, current liabilities of $2,234,311, current assets of $2,543, and a working capital deficit of $2,231,768. The Company generated no operating revenue during the year ended December 31, 2025 and continues to rely on related-party financing and other external sources of liquidity to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to these matters are also described in the aforesaid Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

BRANCHES

Maharashtra	:	7&8 GF, Wing-A, Raghavji Building, 15/17, Raghavji Road, Gowalia Tank, Mumbai-400026
Madhya Pradesh	:	114, Shree Tower, 2nd Floor, Zone-II, Bhopal (MP) Ph. 0755-4076725, 2769224, 2769225
Chhatisgarh	:	6/140 Next to Indra Setu Bridge, Tilaknagar, Chatapara, Bilaspur, Chhatisgarh, (Ch) – 495001
Delhi	:	D-Block, 3rd Floor, Plot No 8, Balaji Estate, Guru Ravidas Marg, Kalkaji, New Delhi – 110019

HEAD OFFICE:

A-6, Maharani Bagh
New Delhi- 110065
Ph.: 011-41626471, 41626470
Fax: 011-41328425
E-mail: info@bansalco.com

Critical Audit Matters

The critical audit matter (CAM) communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex auditor judgment. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

CAM	Why this was a CAM	How the matter was addressed in the audit
Valuation and presentation of investment in ZenaTech, Inc. securities	The Company’s investment in ZenaTech, Inc. securities was material to the consolidated financial statements. As of December 31, 2025 investment in securities was reported at $10.47 million. The related loss on fair-value changes in investments was $ 3.58 million in 2025. The matter involved especially challenging, subjective, and complex auditor judgment because it involved multiple classes of securities received, required evaluation of the appropriate valuation methodology and fair value hierarchy classification, and affected both the balance sheet and statement of operations.	Our audit procedures related to this matter included, among others, testing management’s fair value measurements for the various classes of ZenaTech securities, including evaluating the underlying valuation support and the use of quoted market data and other observable inputs; assessing the appropriateness of the fair value hierarchy classification; testing the mathematical accuracy of the recorded fair value adjustments; evaluating the presentation of the related gains and losses in the consolidated statement of operations; and evaluating the adequacy of the related disclosures in the notes to the consolidated financial statements.

Indra Bansal Partner Bansal & Co. LLP – PCAOB# 2807 Date: April 14th, 2026 Place: New Delhi

We have served as the Company's auditor since 2021

BRANCHES

Maharashtra	:	7&8 GF, Wing-A, Raghavji Building, 15/17, Raghavji Road, Gowalia Tank, Mumbai-400026
Madhya Pradesh	:	114, Shree Tower, 2nd Floor, Zone-II, Bhopal (MP) Ph. 0755-4076725, 2769224, 2769225
Chhatisgarh	:	6/140 Next to Indra Setu Bridge, Tilaknagar, Chatapara, Bilaspur, Chhatisgarh, (Ch) – 495001
Delhi	:	D-Block, 3rd Floor, Plot No 8, Balaji Estate, Guru Ravidas Marg, Kalkaji, New Delhi – 110019

AMERITEK VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$2,543	$–
Total current assets	2,543	–
Long-term assets:
Property and equipment, net	417,313	–
Franchise and Development rights, net	78,375	–
Commitment fees (lines of credit)	–	27,720
Investment in securities	10,471,466	14,053,981
Patent	–	250,000
Product development, net	–	104,001
Goodwill	–	1,771,676
Total long-term assets	10,967,154	16,207,378
Total assets	$10,969,697	$16,207,378
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$516,051	$516,350
Accrued interest and expenses	700,642	600,032
Short-term debt	125,232	21,000
Short-term advance from affiliates	892,386	317,793
Total current liabilities	2,234,311	1,455,175
Long-term liabilities:
Long term debts	935,065	1,022,411
Total long-term liabilities	935,065	1,022,411
Total liabilities	3,169,376	2,477,586
Stockholders’ equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 59,988,972 issued and outstanding, respectively	599,890	599,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 11,000,000,000 shares authorized, 9,124,451 issued and outstanding, respectively*	9,124	511
Additional paid in capital*	38,940,342	1,494,033
Common control Adjustment Account	(37,000,000)	–
Accumulated surplus	4,755,242	11,139,635
Total stockholders’ equity	7,800,321	13,729,792
Total liabilities and stockholders’ equity	$10,969,697	$16,207,378

*	Numbers have been adjusted to reflect the 1 for 1200 reverse stock split. (Refer Note 10)

The accompanying notes are an integral part of these audited consolidated financial statements.

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

/s/ Indra Bansal	/s/ Shaun Passley
Indra Bansal	Shaun Passley
Partner	Director
Date: April 14, 2026	Date: April 14, 2026
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended

December 31, 2025 and December 31, 2024

	For the Years Ending
	December 31,
	2025	2024
Revenue:	$–	$678,300
General and administrative expenses:
Development and support	–	294,434
General and administrative	95,874	132,398
Depreciation and amortization	18,054	32,136
Impairment Loss	2,117,676	–
Stock-based compensation	477,722	–
Total operating expenses	2,709,326	458,968
Operating income/(loss)	(2,709,326)	219,332
Other income (expense):
Interest expense –debt	(130,736)	(162,083)
Gain/(loss) on disposal and fair-value changes in investments	(3,582,515)	13,461,645
Other income	38,185	–
Net income (loss):	$(6,384,392)	$13,518,894
Net income (loss) per common share*:
Basic	$(1.90)	$27.82
Diluted	$(1.90)	$27.82
Weighted Average shares used in computing (Basic & Diluted)	3,353,793	486,022

*	Numbers have been adjusted to reflect the 1 for 1200 reverse stock split. (Refer Note 10)

The accompanying notes are an integral part of these audited consolidated financial statements.

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

/s/ Indra Bansal	/s/ Shaun Passley
Indra Bansal	Shaun Passley
Partner	Director
Date: April 14, 2026	Date: April 14, 2026
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT

AND STOCKHOLDERS’ EQUITY

For the Years Ended

December 31, 2025 and December 31, 2024

	Series A	Series B	Series C	Series D	Series E	Common	Additional	Common Control	Retained Earnings	Total
	Pref Stock	Pref Stock	Pref Stock	Pref Stock	Pref Stock	Stock	Paid-In	adjustment	(Accumulated	Stockholder’s
	Amount	Amount	Amount	Amount	Amount	Amount*	Capital*	Account	Surplus)	Equity
Balance, December 31, 2023	$74,887	$100,000	$599,890	$90,836	$230,000	$554,227	$885,037	$-	$(2,379,259)	$155,618
Retroactive application of reverse stock split						(553,765)	553,765			-
Debt conversion	-	-	-	-	-	49	55,231	-	-	55,280
Net gain year ended, Dec 31, 2024	-	-	-	-	-	-	-	-	13,518,894	13,518,894
Balance, December 31, 2024	74,887	100,000	599,890	90,836	230,000	511	1,494,033	-	11,139,635	13,729,792
Stock issued for services to Epazz	-	-	-	-	-	55	86,092	-	-	86,147
Stock issued for services to CEO	-	-	-	-	-	250	391,325	-	-	391,575
Debt conversion	-	-	-	-	-	(25)	(22,775)	-	-	(22,800)
Stock issued for acquisition	-	-	-	-	-	8,333	36,991,667	(37,000,000)	-	-
Net loss year ended, Dec 31, 2025	-	-	-	-	-	-	-	-	(6,384,392)	(6,384,392)
Balance, December 31, 2025	$74,887	$100,000	$599,890	$90,836	$230,000	$9,124	$38,940,342	$(37,000,000)	$4,755,242	$7,800,321

*	Numbers have been adjusted to reflect the 1 for 1200 reverse stock split. (Refer Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

/s/ Indra Bansal	/s/ Shaun Passley
Indra Bansal	Shaun Passley
Partner	Director
Date: April 14, 2026	Date: April 14, 2026
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

AMERITEK VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended

December 31, 2025 and December 31, 2024

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(6,384,392)	$13,518,894
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	18,054	32,136
Amortization of LOC commitment fees	27,720	7,392
Impairment loss	2,117,676	–
(Gain)/loss on disposal and fair value changes in investments	3,582,515	(13,461,645)
Stock-based compensation	477,722	_
Other Income	(38,185)	_
Decrease (increase) in assets:
Accounts receivable	–	(3,834)
Prepaid expenses	–	1,519
Increase (decrease) in liabilities:
Accounts payable	37,887	(286,591)
Accrued interest	103,011	106,836
Deferred revenues	–	91,541
Short-term advance from affiliate	574,593	317,793
Net cash flow (used in)/ provided by operating activities	516,601	324,041
Cash flows from investing activities:
Purchase of franchise and development rights	(82,500)	–
Purchase of real estate	(423,242)	–
Net cash flow (used in)/ provided by investing activities	(505,742)	–
Cash flows from financing activities:
Proceeds of short-term debt	–	(296,155)
Repayment of long-term debt	(8,316)	(33,504)
Net cash flow (used in)/provided by financing activities	(8,316)	(329,659)
Net increase (decrease) in cash	2,543	(5,618)
Cash – beginning of the year	–	5,618
Cash – end of the period	2,543	–
Supplemental cash flow information
Cash paid for interest	–	47,855
Cash divested in sale of Ecker Capital, Inc.	–	7,334

The accompanying notes are an integral part of these audited consolidated financial statements.

For Bansal & Co., LLP	For Ameritek Ventures, Inc.
Chartered Accountants	Approved on behalf of the Board of Directors

/s/ Indra Bansal	/s/ Shaun Passley
Indra Bansal	Shaun Passley
Partner	Director
Date: April 14, 2026	Date: April 14, 2026
Place: New Delhi, India	Place: Chicago, Illinois, United States of America

1.	GENERAL ORGANIZATION AND BUSINESS

The Company was organized on December 27, 2010, under the laws of the State of Nevada, as ATVROCKN. On June 20, 2017, the Company changed its corporate name to Ameritek Ventures, Inc (“Ameritek Ventures” or “Ameritek” or the “Company”).

Until October 2024 Ameritek was a software company providing various products. On October 1, 2024, Ameritek sold Ecker Capital, LLC, the holding parent company of Interactive Systems, Inc., interlinkOne, Inc. and ESM Software, Inc., to ZenaTech, Inc. On August 14, 2025, Ameritek acquired Galaxy Batteries, Inc. from Epazz, Inc. The Company’s current focus is on solid-state batteries (Galaxy Batteries, Inc.), adaptive manufacturing, robotic manufacturing, aerospace services (AeroPass, Inc.), and luxury corporate housing (Chicago Real Estate Partners, LLC). The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading.

Ameritek acquired Galaxy Batteries, Inc. from Epazz, Inc., a related party, on August 14, 2025. Ameritek Ventures and Epazz, Inc have common control in Shaun Passley, PhD. The Company’s strategic focus is on solid-state batteries through Galaxy Batteries, Inc., adaptive manufacturing, robotic manufacturing, and aerospace services through AeroPass, Inc. Ameritek also formed Chicago Real Estate Partners, LLC to acquire undervalued luxury condominiums and rent them as furnished units to professionals and corporate executives. The Company began purchasing condos in Chicago during the third quarter of 2025 and plans to expand into other major cities to offer corporate housing.

Ameritek entered into a selling agreement with ZenaTech, Inc., a related party, to sell 100% of Ecker Capital, LLC membership shares on October 14, 2024 with an effective date of October 1, 2024. ZenaTech’s controlling stock interest is owned by Epazz, Inc. and Shaun Passley, PhD. ZenaTech, Inc. issued members 5,000 ZenaTech Super Voting Shares 1,583,333 ZenaTech Common Shares and 750,000 ZenaTech Preferred shares (notes 5 and 11). The fair value of the ZenaTech common stock was determined based on the market price quoted on Nasdaq.

Ecker Capital, LLC was the holding parent company of Interactive Systems, Inc., interlinkOne, Inc. and ESM Software, Inc. Following the sale, the Company had no significant revenue-generating operations in 2024. In 2025, the Company acquired Galaxy Batteries, Inc. and formed Chicago Real Estate Partners, LLC to pursue its new strategic direction in solid-state batteries, manufacturing, aerospace services, and corporate housing.

Ameritek Ventures is the parent company of the following subsidiaries: AeroPass, Inc., an Indiana Corporation opened to serve the air taxi in the Midwest region, Augumum, Inc., an Indiana Corporation, Chicago Real Estate Partners, LLC, an Illinois Limited Liability CordTell, Inc., an Indiana Corporation, DittoMask, Inc., a Wyoming Corporation, Equock, Inc, an Indiana Corporation, and WeeBeeO, Inc., an Indiana Corporation.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2025, the Company had cash of $2,543, current liabilities of $2,234,311, current assets of $2,543, and a working capital deficit of $2,231,768. The Company generated no operating revenue during the year ended December 31, 2025 and continues to rely on related-party financing and other external sources of liquidity to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

Management’s plans to address these conditions include obtaining additional related-party or third-party financing, generating lease income from furnished corporate housing units, and reducing operating expenditures. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Preparation

The consolidated financial statements and accompanying notes are prepared under accrual of accounting in accordance with generally accepted accounting principles of the United States of America (“US GAAP”). In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, stockholders’ equity and cash flows for the periods presented.

Principles of consolidation

The consolidated financial statements include the accounts of Ameritek Ventures, Inc. and its wholly owned subsidiaries. There were no intercompany balances and transactions. The Company maintains a centralized accounting system in which the transactions of Ameritek Ventures, Inc. and its wholly owned subsidiaries are recorded. The consolidated entities at December 31, 2025 include Chicago Real Estate Partners, LLC, and AeroPass, Inc., an Indiana Corporation opened to serve the air taxi in the Midwest region, Augumum, Inc., an Indiana Corporation, CordTell, Inc., an Indiana Corporation, DittoMask, Inc., a Wyoming Corporation, Equock, Inc, an Indiana Corporation, and WeeBeeO, Inc., an Indiana Corporation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the balance-sheet date, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, the fair value of equity securities, valuation of stock-based compensation, useful lives and recoverability of long-lived and intangible assets, goodwill impairment, the valuation allowance on deferred tax assets, contingent liabilities, and the going-concern assessment. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank balances. Cash and cash equivalents are recorded at cost, which approximates fair value.

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Long-lived Assets

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flow expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized as equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Property and Equipment

Equipment is recorded at its acquisition cost, which includes the costs to bring the equipment to the condition and location for its intended use, and equipment is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Furniture and fixtures	5 years
Computers and equipment	3-5 years
Website development	3 years
Real estate Investment	27.5 years
Leasehold improvements	5 years

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

Real estate held for investment and rental operations is stated at cost less accumulated depreciation and impairment, if any. Cost includes expenditures directly attributable to the acquisition and improvement of the properties. Ordinary repairs and maintenance are charged to expense as incurred; renewals and betterments that materially extend the useful life of the assets are capitalized. Buildings and improvements are depreciated on a straight-line basis over their estimated useful lives; land is not depreciated. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If such assets are considered impaired, the impairment recognized is the amount by which the carrying amount exceeds fair value. Properties meeting the held-for-sale criteria are reported at the lower of carrying amount or fair value less cost to sell, and depreciation ceases. Rental income is recognized in accordance with ASC 842.

Intangible Assets and Intellectual Property

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into consideration events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. The Company has a US Patent 9217598B2 for FlexFridge, a foldable refrigerator and product development costs both were fully impaired as of year end because, based on the Company’s current business plans, management determined that these assets are not expected to generate future economic benefits.

Franchise and development rights

The Company capitalizes amounts paid to acquire franchise and area development rights as finite-lived intangible assets when the payments represent the cost of obtaining identifiable contractual rights expected to provide future economic benefit. Franchise and development rights are recorded at cost and amortized on a straight-line basis over their estimated useful life of 10 years. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Costs related to pre-opening activities, and other start-up activities are expensed as incurred.

Goodwill

The Company evaluates the carrying value of goodwill each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach, and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured.

The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill resulted in impairment losses for the year ended December 31, 2025.

The Company does not amortize goodwill.

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

Stock-based compensation

The Company accounts for share-based payment awards issued to employees and nonemployees based on the grant-date fair value of the awards or, if more readily determinable, the fair value of the goods or services received. Compensation cost is recognized over the requisite service period or at the date the goods or services are received, as applicable. Equity issuances to settle services provided by related parties are separately disclosed in the related-party note when material. During the year ended December 31, 2025, the Company issued 366,000,000 shares of common stock (equivalent to 305,000 shares post 1:1200 reverse stock split) to related parties for services rendered. The fair value of the shares was determined based on the market price of the Company’s common stock on the grant date.

Total stock-based compensation expense recognized during the year ended December 31, 2025 was $477,722.

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

Our Company sold software with the following terms, twelve months, six months, three months and one month. Ameritek earned its revenue with the passage of time. Any unearned revenue was classified as deferred revenue. For each reporting period we prepared a schedule to separate the revenue earned from the deferred revenue and booked the deferred amount. Deferred revenue are payments received from customers for products or services that have not been delivered yet. There are no costs associated with the deferred revenue since all the costs are incurred in day-to-day operations and through the passage of time.

We had no outstanding performance obligations comprised of deferred revenue as of December 31, 2025.

Revenue Recognition

The Company currently has no revenue but plans to earn its revenue from luxury furnished rental units through Chicago Real Estate Partners, LLC, which acquires undervalued condominiums in major cities and offers them as corporate housing.

Collection Policy

When all collections of activities are exhausted and an account receivable is deemed uncollected, the company creates a reserve in the allowance for doubtful accounts. Based on management experience, which may involve obtaining a legal opinion on its collectability, the company will then write off the amount uncollectible by reducing the allowance for doubtful accounts.

Investment in Securities

The Company accounts for investments in securities in accordance with ASC 321. Equity securities with readily determinable fair values are measured at fair value with changes in fair value recognized in earnings.

Ameritek entered into a selling agreement with ZenaTech, Inc., a related party, to sell 100% of Ecker Capital, LLC membership shares on October 14,2024, with an effective date of October 1, 2024. ZenaTech’s controlling stock interest is owned by Epazz, Inc. and Shaun Passley, PhD. ZenaTech, Inc. issued members 5,000 ZenaTech Super Voting Shares, 1,583,333 ZenaTech Common Shares and 750,000 ZenaTech Preferred shares (notes 5 and 11). Ecker Capital, LLC is the holding parent company of Interactive Systems, Inc., interlinkOne, Inc. and ESM Software, Inc. The fair value of the ZenaTech common stock was determined based on the market price quoted on Nasdaq.

As of December 31, 2025, the Company held investments in ZenaTech, Inc. The fair value of these investments amounted to $10,471,466. During the year ended December 31, 2025, the Company recorded a loss of $3,582,515 related to changes in the fair value of investments, which is included in the consolidated statement of operations.

As of December 31, 2025, a significant portion of the Company’s assets consisted of the investment in ZenaTech, Inc., Accordingly, the Company’s financial position and results of operations are significantly affected by changes in the market price and financial condition of that investee.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authority. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Advertising

Advertising is expensed when incurred. Ameritek did not spend any dollars during 2025 on advertising for the twelve months ended December 31, 2025, and spent and $40,467 the year ended December 31, 2024.

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its sole Director. The Company has determined it has one operating and reportable segment as the CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). The Company does not believe that any such pronouncements, if currently adopted, would have a material impact on its consolidated financial statements. The Company is currently evaluating the impact of recently issued accounting standards, including those related to segment reporting and income tax disclosures, and will adopt such standards as applicable when they become effective.

Bansal & Co. LLP served as our principal independent public accountant for reporting fiscal year ended December 31, 2025.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following schedules summarize the valuation of financial instruments at fair value in the balance sheets as of December 31, 2025 and December 31, 2024.

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3
Assets
Investment in securities	$5,066,666	$5,404,800	$–
Total assets	5,066,666	5,404,800	–
Liabilities
Short-term debt	–	–	125,232
Short-term advance from affiliate			892,386
Long-term debt	–	–	935,064
Total liabilities	$–	$–	$1,952,683

Ameritek sold Ecker Capital, LLC to ZenaTech, Inc., a related party, on October 1, 2024. As a result of this sale, Ameritek owns an investment in ZenaTech, Inc. as of December 31, 2025, Ameritek owned:

- 1,583,333 common shares of ZenaTech stock.

- 5,000 super voting shares of ZenaTech stock and,

- 750,000 preferred shares of ZenaTech stock.

For a detailed description of the sale, please refer to notes 5, Divestitures, and note 11, Related Parties.

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3
Assets
Commitment fees – lines of credit	$–	$–	$27,720
Investment in securities	12,175,831	1,878,150	–
Total assets	12,175,831	1,878,150	27,720
Liabilities
Short-term debt	–		21,000
Short-term advance from affiliate	–		317,793
Long-term debt	–		1,022,411
Total liabilities	$–	$–	$1,361,204

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the balance sheet periods as of December 31, 2025, and December 31, 2024. Accounts payable and accrued interest are being carried at amortized costs which approximate to their fair values.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the year ended December 31, 2025, and 2024.

	December 31, 2025	December 31, 2024
Furniture and fixtures	$–	$–
Computer and equipment	–	–
Software	–	–
Real Estate Investment*	423,242
Total property and equipment	423,242	–
Less: accumulated depreciation	(5,929)	–
Net property and equipment	$417,313	$–

*	Through Chicago Real Estate Partners, LLC, Ameritek purchased luxury condominiums in Chicago, Illinois and intends to rent them as furnished corporate housing units. Real estate held for investment and rental operations consisted of luxury condominiums USD 423,242. Accumulated depreciation was $5929 at December 31, 2025, and depreciation expense was $ 5,929 for 2025.

Ameritek did not have any fixed assets as of December 31, 2024. The assets held as of December 31, 2024, were sold with Ecker Capital to ZenaTech during the last quarter of 2024.

5.	ACQUISITIONS & DIVESTITURES

Acquisition of Galaxy Batteries, Inc. Under common control

On August 14, 2025, Ameritek Ventures, Inc. (the “Company”) acquired 100% of the outstanding equity interests of Galaxy Batteries, Inc. from Epazz, Inc., a related party and controlling shareholder of the Company, in exchange for 10,000,000,000 shares of the Company’s common stock (equivalent to 8,333,334 shares post 1:1200 reverse stock split). Because the entities were under common control both before and after the transaction, the acquisition was accounted for as a transaction between entities under common control in accordance with ASC 805-50. Accordingly, the assets acquired and liabilities assumed were recorded at their historical carrying amounts as reflected in the accounts of the transferring entity or the common parent.

At the date of transfer, Galaxy Batteries, Inc. did not have recorded assets or liabilities. Accordingly, no net assets were recognized by the Company in connection with the transaction.

The issuance of the Company’s common stock was recorded within stockholders’ equity, including common stock at par value and the related additional paid-in capital, with the offset reflected as a common control reserve within equity. No goodwill, intangible assets, or fair value step-up were recognized as a result of this transaction.

An independent valuation of Galaxy Batteries, Inc. was obtained in connection with the transaction; however, that valuation did not affect the accounting treatment of the transaction under U.S. GAAP.

Sale of Ecker Capital, LLC

Ameritek Ventures, Inc. entered into an acquisition agreement with ZenaTech, Inc. to sell Ecker Capital, LLC (“Ecker”) on October 14, 2024, with an effective date of October 1, 2024. Ecker Capital, LLC is a subsidiary of Ameritek Ventures, Inc.

In consideration of the purchase of Ecker, ZenaTech issued to Ameritek the following shares:

-5,000 Super Voting Shares

-1,583,333 Common Shares and

-750,000 Preferred Shares

Epazz is the principal shareholder of Ameritek with more than 90% voting control of Ameritek. Shaun Passley, PhD is the sole director and the CEO of Ameritek and the Managing Director of Ecker. Since Shaun Passley, PhD is also the Chief Executive Officer, a director and a stockholder of ZenaTech he is considered a related party to Ecker, Ameritek and ZenaTech and, therefore, Ecker and Ameritek are considered “related parties” to ZenaTech, and the acquisition of Ecker by ZenaTech constituted a related party transaction.

Ecker is located at 602 W 5th Avenue, Suite B, Naperville, Illinois and is the software developer for warehouse products. This purchase was a benefit to ZenaDrone for its IQ drone series. Ecker is a parent holding company of Interactive Systems, Inc., interlinkONE, Inc, and ESM Software, Inc., three software technology companies.

The following table describes the Sale of Ecker Capital, Inc. as of October 1, 2024.

USD
Assets
Cash	$7,334
Accounts receivable	136,214
Less Liabilities
Accounts payable	(191,774)
Deferred revenue	(242,546)
SBA Loan – Interactive Systems, Inc.	(535,145)
SBFS LLC Loan	(44,684)
Net Assets (Liabilities)	$(870,571)

Gain on disposal and fair value changes in investment, net represents the the gain recognized upon deconsolidation of the Company’s former subsidiary in connection with the stock-for-stock exchange with Zenatech Inc., measured based on the fair value of the Zenatech shares received on the transaction date, and subsequent unrealized gains and losses arising from changes in the fair value of the Zenatech shares through the reporting dates.

The ZenaTech stock is measured at fair value, with subsequent changes in fair value recognized in net income in accordance with U.S. GAAP. The transaction was with a related party.

6.	PRODUCT DEVELOPMENT COSTS

Product Development

See product development activity described in the table below, as of December 31, 2025.

	Basis	Additions	Accumulated Amortization	Beginning Book Value	Amortization 12 Mo. Period End.	Total Amortization	Net Book Value
	12/31/2024	12/31/2025	12/31/2024	12/31/2024	12/31/2025	12/31/2025	12/31/2025
Ameritek	$120,000	$–	$16,000	$104,000	$8,000	$24,000	$96,000
Less: Impairment	–	–	–	–	–	–	$(96,000)
InterlinkONE - retired	–	–	–	–	–	–	–
Interactive Systems - retired	–	–	–	–	–	–	–
Total costs	$120,000	$–	$16,000	$104,000	$8,000	$24,000	$–

Ameritek retired product development from Interactive Systems and interlink ONE during 2024 with the sale of Ecker Capital, LLC to ZenaTech, Inc.

See product development activity described in the table below, as of December 31, 2024.

	Basis	Additions	Accumulated Amortization	Beginning Book Value	Amortization 12 Mo. Period End.	Total Amortization	Net Book Value
	12/31/2023	12/31/2024	2023	12/31/2024	12/31/2024	12/31/2024	12/31/2024
Ameritek	$120,000	$–	$8,000	$112,000	$8,000	$16,000	$104,000
Less: Impairment	–	–	–	–	–	–	–
InterlinkONE - retired	–	–	–	–	–	–	–
Interactive Systems - retired	–	–	–	–	–	–	–
Total costs	$120,000	$–	$8,000	$112,000	$8,000	$16,000	$104,000

7.	Franchise and development rights

On July 3, 2025, Shaun Passley entered into an Area Development Agreement with Anytime Fitness Franchisor LLC for the development of three fitness centers in Chicago, Illinois and on the same date assigned all of his rights, title, and interest in the agreement to the Company. Under the agreement, the development fee is nonrefundable, fully earned at signing, and relates to the area development rights rather than to any individual franchise agreement. Management has determined that the franchise and development rights have an estimated useful life of 10 years and, accordingly, the asset is amortized on a straight-line basis over that period. At December 31, 2025, franchise and development rights were recorded at $78,375, net of accumulated amortization of $4,125. Amortization expense for the year ended December 31, 2025 was $4,125. The Company evaluates the asset for impairment whenever indicators of impairment are present, including failure to meet development milestones or changes in the expected future benefit from the related rights.

8.	Goodwill

Goodwill was $1,771,676 as of December 31, 2024 and nil as of December 31, 2025

Goodwill activity is described in the table below, as of December 31, 2025 and 2024:

Particular	2025(USD)	2024(USD)
Beginning balance	$1,771,676	$2,184,715
Additions	–	–
Disposals / retirements	–	(413,039)
Impairment	1,771,676	–
Ending balance	–	1,771,676

During the year ended December 31, 2025, management identified indicators of impairment, including the cessation of operations relating to software services, the Company’s transition into new business lines, and the absence of operating revenue during the year. Accordingly, the Company performed a goodwill impairment assessment in accordance with ASC 350, Intangibles — Goodwill and Other.

Based on the impairment assessment performed, management determined that the carrying amount of goodwill was not fully recoverable. Accordingly, the Company recognized a goodwill impairment loss of $1,771,676 for the year ended December 31, 2025, which has been recorded in the consolidated statement of operations. After recognition of the impairment loss, the remaining goodwill balance as of December 31, 2025 amounted to $ Nil.

During 2024, the Company sold Ecker Capital, LLC to ZenaTech, Inc. As part of that transaction, the goodwill associated with Interactive Systems, Inc. was derecognized. Accordingly, goodwill decreased from $2,184,715 as of December 31, 2023 to $1,771,676 as of December 31, 2024.

9.	DEBT

Debt consisted of the following as of December 31, 2025 and December 31, 2024:

Particulars	2025(USD)	2024(USD)
Related-party note payable – Epazz, Inc. ($200,000 note)	200,000	$200,000
Related-party note payable – Epazz, Inc. ($1,000,000 note)	564,094	572,411
Related-party note payable – Epazz, Inc. ($250,000 note)	250,000	250,000
Cloud Builder, Inc. promissory note	25,203	–
Advocate CPA, Inc. demand note	21,000	21,000
Gross debt obligations	1,060,297	1,043,411
Less: current portion	(125,232)	(21,000)
Long-term debt, net of current portion	935,065	1,022,411

Certain debt obligations are due to Epazz, Inc., a related party. Epazz, Inc. owns the Company’s voting stock, and Shaun Passley, PhD is the majority owner of Epazz, Inc.’s voting stock and President of the Company. These notes were assumed in prior business combinations and remain outstanding as of December 31, 2025.

The significant terms of debt outstanding are as follows:

Related-party note payable – Epazz, Inc. ($200,000 note)

This note bears interest at 8% per annum and matures on January 1, 2028. The outstanding principal balance was $200,000 as of December 31, 2025 and December 31, 2024. Accrued interest related to this note totaled $127,982 and $111,982 as of December 31, 2025 and 2024, respectively.

Related-party note payable – Epazz, Inc. ($1,000,000 note)

This note bears interest at 8% per annum. The outstanding principal balance was $564,094 as of December 31, 2025 and $572,411 as of December 31, 2024. Accrued interest related to this note totaled $196,528 and $150,735 as of December 31, 2025 and 2024, respectively. Based on the agreed repayment schedule, installment payments commenced in December 2025, and the note is expected to be fully amortized by August 2030.

Related-party note payable – Epazz, Inc. ($250,000 note)

This note bears interest at 15% per annum and matures on January 1, 2028. The outstanding principal balance was $250,000 as of December 31, 2025 and December 31, 2024. Accrued interest related to this note totaled $374,500 and $337,000 as of December 31, 2025 and 2024, respectively.

Cloud Builder, Inc. promissory note

The outstanding balance of this note was $25,203 as of December 31, 2025.

Advocate CPA, Inc. demand note

The Company has a $21,000 demand note payable to Advocate CPA, Inc. bearing interest at 6% per annum. The outstanding balance was $21,000 as of December 31, 2025 and December 31, 2024.

The Company was in compliance with the terms of its debt agreements as of December 31, 2025 and 2024.

10.	STOCKHOLDER’S EQUITY AND CONTRIBUTED CAPITAL

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.01 par value New Series A Preferred Stock. Liquidation Preference is equal to $0.01 per share. Series A Preferred Stock has no voting rights. Series A Preferred Stock shall be entitled to receive dividends once the Company has generated net income of over $2 million based on the Corporation’s audited statement of operations and additional dividends accrue at 24% of net income after the Company generates annual net income in excess of $2.0 million. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder in an amount equal to 60% of the Company’s issued and outstanding common stock. However, the beneficial owner of such Series A Preferred Stock cannot convert their Series A Preferred stock where they will beneficially own in excess of 9.99% of the shares of the Common Stock. Series A Preferred Stock Holders waived off dividend for 2024.

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of December 31, 2025 and December 31, 2024.

Series B Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series B Voting Preferred Shares, par value $0.01 per share. Series B Voting Preferred Shares are not entitled to dividends and have no liquidation rights. Holders are entitled to receive notice of shareholder meetings and to vote on shareholder matters, with each share carrying voting power equal to 10,000 votes of common stock.

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of December 31, 2025 and as of December 31, 2024.

Series C Preferred Stock

The Company is authorized to issue 60,000,000 shares of Series C Preferred Shares. Series C Preferred Shares are convertible into common stock at the option of the holder at a rate of three shares of common stock for each share of Series C Preferred Shares, subject to a 9.99% beneficial ownership limitation. Series C Preferred Shares generally have no voting rights.

The Company issued 23,100,000 Preferred Stock C for commitment fees of $36,960 associated with fees related to the lines of credit, consistent with the terms of the agreement. These commitment fees are amortized over a five-year period. The amortization expense is included in the interest expense.

There were 60,000,000 Preferred Stock Series C shares authorized, 59,988,972 issued and outstanding as of December 31, 2025 and as of December 31, 2024.

Series D Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series D Preferred Stock, par value $0.01 per share. Series D Preferred Stock has a liquidation preference of $0.01 per share and generally has no voting rights. Dividends accrue quarterly in arrears at 1.5% of quarterly revenues after the Company generates annual revenue in excess of $1.0 million, and additional dividends accrue at 6% of net income after the Company generates annual net income in excess of $2.0 million. Dividends may be paid in cash or common stock, at the Company’s option, and continue to accrue until paid. The shares are convertible into common stock at the option of the holder in an amount equal to 10% of the Company’s issued and outstanding common stock, provided that all outstanding Series D Preferred Stock must be converted at the same time, and subject to a 9.99% beneficial ownership limitation, except for duly appointed officers and directors. Series D Preferred Stock Holders waived off dividend for 2024.

There were 10,000,000 Preferred Stock Series D shares authorized, 9,083,630 issued and outstanding as of December 31, 2025 and as of December 31, 2024.

Series E Preferred Stock

The Company is authorized to issue 23,000,000 shares of Series E Preferred Stock, par value $0.01 per share. Series E Preferred Stock has a liquidation preference of $0.01 per share and generally has no voting rights. Dividends accrue quarterly in arrears at 1.5% of quarterly revenues after the Company generates annual revenue in excess of $1.0 million, and additional dividends accrue at 6% of net income after the Company generates annual net income in excess of $2.0 million. Dividends may be paid in cash or common stock, at the Company’s option, and continue to accrue until paid. The shares are convertible into common stock at the option of the holder in an amount equal to 15% of the Company’s issued and outstanding common stock, provided that all outstanding Series E Preferred Stock must be converted at the same time. Series E Preferred Stock Holders waived off dividend for 2024.

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of December 31, 2025 and 2024.

Common Stock

Ameritek had 11,000,000,000 (previous year 950,000,000) authorized shares of $0.001 par value Common Stock with cusip number 03078H. The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading. On December 31, 2025 the common stock share price closed at $0.01797 (equivalent to $21.56 post 1:1200 reverse stock split) per share and the Company had approximately 112 shareholders.

Ameritek issued 66,000,000 shares of Common Stock at $0.0013 per share (equivalent to 55,000 shares of common stock at $1.566 per share post 1:1200 reverse stock split) for management fees to Epazz, Inc., consistent with the terms of the agreement on January 29, 2025 (note 11).

Ameritek issued 300,000,000 shares of Common Stock at $0.0013 per share (equivalent to 250,000 shares of common stock at $1.566 per share post 1:1200 reverse stock split) for stock compensation agreement to Shaun Passley, PhD, consistent with the terms of the agreement on January 29, 2025 (note 11).

Ameritek cancelled 30,000,000 shares of Common Stock at $0.0008 per share (equivalent to 25,000 shares of common stock at $0.912 per share post 1:1200 reverse stock split) for issuance of stock against debt to Cloud Builder, Inc. on April 1, 2025.

Ameritek issued 10,000,000,000 shares (equivalent to 8,333,334 shares post 1:1200 reverse stock split) of Common Stock for purchasing of Galaxy Batteries, Inc. into class A common stock, consistent with the terms of the agreement on August 14, 2025 (note 5).

Ameritek issued 29,000,000 shares (equivalent to 24,167 shares post 1:1200 reverse stock split) of Common Stock for debt conversion to Cloud Builder, Inc. into class A common stock, consistent with the terms of the agreement on March 14, 2024 (note 9).

There were 11,000,000,000 shares of common stock authorized, 10,949,226,791 (equivalent to 9,124,451 shares post 1:1200 reverse stock split) issued and outstanding as of December 31, 2025

There were 950,000,000 shares of common stock authorized, 613,226,791 (equivalent to 511,086 shares post 1:1200 reverse stock split) issued and outstanding as of December 31, 2024.

Reverse Stock Split

On January 20, 2026, the Company effected a 1-for-1,200 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding common stock. The Reverse Stock Split resulted in the automatic conversion of every 1,200 shares of the Company’s common stock into one share of common stock, without any change to the par value per share. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s proportional ownership interest in the Company, except for the treatment of fractional shares. No fractional shares were issued in connection with the Reverse Stock Split, and fractional interests were rounded up to the nearest whole share. The Company has retroactively adjusted all common share and per-share amounts presented in these consolidated financial statements, including basic and diluted earnings (loss) per share and weighted-average common shares outstanding, to reflect the Reverse Stock Split for all periods presented. The Reverse Stock Split did not change the total number of authorized shares of common stock.

11.	RELATED PARTIES

We organized the related party transactions in the table below according to ASC 850 by total as of December 31, 2025.

The Company has entered into transactions with related parties in the ordinary course of business. Epazz, Inc. owns more than 90% of the Company’s voting stock. Shaun Passley, PhD, the Company’s Chairman of the Board, Secretary, President, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, is the majority owner of Epazz, Inc.’s voting stock. Accordingly, transactions with Epazz, Inc., certain family members of Shaun Passley, PhD, and affiliated entities are considered related-party transactions.

As of December 31, 2025 and December 31, 2024, balances with related parties consisted of the following:

Related party	Nature of balance	2025(USD)	2024(USD)
Epazz, Inc.	Notes payable – principal	1,014,094	1,022,411
Epazz, Inc.	Accrued interest payable on related-party debt	699,010	599,717
Epazz, Inc.	Accounts payable	479,565	454,568
Epazz, Inc.	Short-term advance / affiliate payable / management services payable	890,186	317,793
ZenaTech Inc.	Short-term advance / affiliate payable	2,200	-

During the years ended December 31, 2025 and December 31, 2024, the Company had the following material related-party transactions:

Related party	Nature of transaction	2025(USD)	2024(USD)
Epazz, Inc.	Management services / development and support expense recognized in the statement of operations in 2024	–	391,813
Epazz, Inc.	Interest expense on related-party debt recognized in the statement of operations	99,293	99,293
Epazz, Inc.	66,000,000 Common stock issued under management services agreement in 2025 (equivalent to 55,000 shares of common stock post 1:1200 reverse stock split)	86,147	–
Shaun Passley, PhD	300,000,000 Common stock issued under stock compensation agreement in 2025 (equivalent to 250,000 shares of common stock post 1:1200 reverse stock split)	391,575	–
Epazz Inc.	10,000,000,000 Common stock issued for transfer of Galaxy Batteries (equivalent to 8,333,334 shares of common stock post 1:1200 reverse stock split)	37,000,000	–

As of December 31, 2025, related parties held the following equity interests in the Company:

Related party	Relationship	Security	2025 Number of stock*	2024 Number of stock*
Shaun Passley, PhD	Chairman of the Board, Secretary, President, CEO, CFO and COO	Common stock	315,916	65,916
Shaun Passley, PhD	Chairman of the Board, Secretary, President, CEO, CFO and COO	Series C preferred stock	2,000,000	2,000,000
Epazz, Inc.	Owner of over 90% voting stock	Common stock	8,430,000	41,667
Shaun Passley, PhD	Chairman of the Board, Secretary, President, CEO, CFO and COO	Series E preferred stock	23,000,000	23,000,000
Shaun Passley, PhD	Chairman of the Board, Secretary, President, CEO, CFO and COO	Series A preferred stock	7,488,730	7,488,730
Epazz, Inc.	Owner of over 90% voting stock	Series B preferred stock	10,000,000	10,000,000
GG Mars Capital, Inc.	Affiliated entity; President is Vivienne Passley, a family member of Shaun Passley, PhD	Common stock	15,087	15,087
GG Mars Capital, Inc.	Affiliated entity; President is Vivienne Passley, a family member of Shaun Passley, PhD	Series C preferred stock	22,159,336	22,159,336
Vivienne Passley	Family member of Shaun Passley, PhD	Common stock	1	1
Star Financial Corporation	Affiliated entity; President is Fay Passley, a family member of Shaun Passley, PhD	Common stock	15,089	15,089
Star Financial Corporation	Affiliated entity; President is Fay Passley, a family member of Shaun Passley, PhD	Series C preferred stock	22,236,666	22,236,666
Fay Passley	Family member of Shaun Passley, PhD	Common stock	1	1
Craig Passley	Family member of Shaun Passley, PhD	Common stock	1	1
Craig Passley	Family member of Shaun Passley, PhD	Series C preferred stock	4,800,000	4,800,000
Olga Passley	Family member of Shaun Passley, PhD	Common stock	1	1
Lloyd Passley	Family member of Shaun Passley, PhD	Common stock	1	1
Star Financial Corporation	Affiliated entity; President is Fay Passley, a family member of Shaun Passley, PhD	Series D preferred stock	3,904,350	3,904,350
Vivienne Passley	Family member of Shaun Passley, PhD	Series D preferred stock	5,000	5,000
Fay Passley	Family member of Shaun Passley, PhD	Series D preferred stock	4,900	4,900
Craig Passley	Family member of Shaun Passley, PhD	Series D preferred stock	1,043,580	1,043,580
GG Mars Capital, Inc.	Affiliated entity; President is Vivienne Passley, a family member of Shaun Passley, PhD	Series D preferred stock	3,887,540	3,887,540

*	Numbers have been adjusted to reflect the 1 for 1200 reverse stock split. (Refer Note 10)

On January 15, 2025, the Company entered into a Stock Compensation Agreement with Shaun Passley, PhD, pursuant to which the Company agreed to issue 300,000,000 (equivalent to 250,000 shares of restricted common stock post 1:1200 reverse stock split) shares of restricted common stock to Mr. Passley as compensation for services rendered and to be rendered during the fiscal year ending December 31, 2025. The shares were valued for an aggregate compensation value of $391,575. The agreement states that the shares were issued in lieu of cash salary to preserve the Company’s cash resources. Mr. Passley serves as Chairman of the Board, President and Chief Executive Officer of the Company, and the transaction is therefore a related party transaction under ASC 850.

On January 15, 2025, the Company entered into a Management Services Agreement with Epazz, Inc., a related party, for infrastructure management, salary and personnel administration, accounting and bookkeeping support, corporate administration, and strategic planning services through December 31, 2025. The Company issued 66,000,000 shares of restricted common stock (equivalent to 55,000 shares of restricted common stock post 1:1200 reverse stock split) to Epazz, Inc. for an aggregate value of $86,147.

The Company has also disclosed related-party transactions with ZenaTech, Inc., an affiliated entity. Ameritek Ventures, Inc. entered into an acquisition agreement with ZenaTech, Inc. to sell Ecker Capital, LLC (“Ecker”) on October 14, 2024, with an effective date of October 1, 2024. Ecker Capital, LLC is a subsidiary of Ameritek Ventures, Inc.

In consideration of the purchase of Ecker, ZenaTech issued to Ameritek the following shares:

-5,000 Super Voting Shares

-1,583,333 Common Shares and

-750,000 Preferred Shares

The Company is dependent on related-party financing and operational support from Epazz, Inc. and affiliated entities. As of December 31, 2025, a substantial portion of the Company’s liabilities consisted of amounts due to related parties. The Company’s ability to fund operations is dependent on continued support from these related parties.

Except as disclosed above, management determined that no other material-related-party balances or transactions required separate disclosure in these financial statements.

12.	Basic & Diluted Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net income (loss) attributable to common shareholders	(6,384,392)	13,518,894
Weighted average shares outstanding — Basic	3,353,793	486,022
Basic earnings (loss) per share	(1.90)	27.82
Weighted average shares outstanding — Diluted	3,353,793	486,022
Diluted earnings (loss) per share	(1.90)	27.82

The number of shares used for the calculation of basic and diluted earning per share for current year and previous year have been calculated after giving retrospective effect to the reverse stock split which resulted in the automatic conversion of every 1,200 shares of the Company’s common stock into one (1) share of common stock. (Refer Note 10)

13.	CONTINGENT LIABILTIES & CAPITAL COMMITMENTS

As of December 31, 2025, Ameritek Ventures, Inc. is involved in the following legal proceedings.

Meridian Pacific Holdings, LLC filed a lawsuit related to financing for fiber optic assets $1.6 million, but all claims against the Company were dismissed in October 2023. However, Meridian Pacific has asserted a creditor claim for approximately $396,350 in a custodianship proceeding in Nevada, which remains unresolved. In a separate matter, the Company is seeking the cancellation of approximately 19,770,000 shares issued to Clinton L. Stokes in 2017, along with 71,429 shares issued to Meridian Pacific, due to lack of valid consideration. Additionally, Meridian Pacific and Clinton L. Stokes have filed derivative claims against the Company. The management believes that the outcome of these litigations would not have any material impact on the financial statements. These matters are disclosed as contingent liabilities in accordance with US GAAP (ASC 450 - Contingencies), with the trial for these cases scheduled for June 2026.

The Company had no capital commitments outstanding as on December 31, 2025.

14.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to reverse. The Company recognizes the benefit of uncertain tax positions only when such positions are more likely than not to be sustained upon examination by the relevant taxing authorities. Interest and penalties related to uncertain tax positions, if any, are recognized as a component of income tax expense.

The Company did not pay any income taxes during those years. The Company reported taxable losses on its 2025 and 2024 federal income tax returns and had net operating loss carryforwards of approximately $2,840,392 and $1,064,325, respectively, as of December 31, 2025 and 2024.

The Company has not recognized a net deferred tax asset related to its net operating loss carryforwards and other deductible temporary differences because, based on the weight of available evidence, management has concluded that it is not more likely than not that such deferred tax assets will be realized. Accordingly, a full valuation allowance would be required against any deferred tax assets arising from such items.

The Company’s investment in ZenaTech, Inc. includes unrealized gains recognized in the financial statements. Based on management’s assessment and the stated intent of the controlling shareholder, the realization of such unrealized gains is not expected in the foreseeable future. Accordingly, management has concluded that no deferred tax liability has been recognized with respect to such unrealized gains as of December 31, 2025. This assessment involves significant judgment, and any change in management’s intent or future disposition plans may result in recognition of deferred tax liabilities in future periods. Management believes there were no uncertain tax positions requiring recognition or disclosure as of December 31, 2025 and 2024.

15.	SUBSEQUENT EVENTS

On January 20, 2026 the Company effected a 1-for-1200 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock. The Reverse Stock Split resulted in the automatic conversion of every 1,200 shares of the Company’s common stock into one (1) share of common stock, without any change to the par value per share. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s proportional ownership interest in the Company. No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	lack of a functioning audit committee for the entire fiscal year resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

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

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table:

Name	Age	Position
Shaun Passley, PhD	47	Chairman of the Board and Chief Executive Officer, Chief Financial Officer, President, Sole Director

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

Item 11. Compensation.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers during the last two fiscal years ended December 31, 2025 and 2024 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Shaun Passley, PhD,	2025	$-0-	-	$-0-
Chief Executive Officer, Chairman of the Board	2024	$-0-	$-	$-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The following table sets forth information as of December 31, 2025, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. There are no voting rights assigned to a natural person as of the date of this Form 10. The beneficial owner of the Preferred stock Series A, C, D and E cannot convert their stock where they own more than 9.99% of Common Stock shares.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock that are currently exercisable or convertible within 60 days of April 8, 2026, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each stockholder is c/o Ameritek Ventures, Inc. at 111 W. Jackson Blvd., Chicago, IL 60604.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	NUMBER OF VOTES	PERCENT OF CLASS BEFORE CONVERSION (more than 5%)	PERCENT OF CLASS AFTER CONVERSION (more than 5%)
Common Stock	Shaun Passley, PhD	315,917	315,917	3.46%	3.46%
Common Stock	Epazz, Inc.[1]	8,300,001	8,300,001	91.89%	91.79%
Common Stock	Star Financial Corporation[2]	15,090	15,090	0.17%	0.17%
Common Stock	GG Mars Capital, Inc. [3]	15,088	15,088	0.17%	0.17%
Preferred A	Shaun Passley, PhD	7,488,730	0	100%	100%
Preferred B	Epazz, Inc.	10,000,000	10,000,000	100%	100%
Preferred C	Star Financial Corporation	22,236,666	0	37.07%	37.07%
Preferred C	GG Mars Capital, Inc.	22,159,336	0	36.94%	36.94%
Preferred C	Cloud Builder, Inc.	7,700,000	0	12.84%	12.84%
Preferred C	Shaun Passley, PhD	2,000,000	0	3.33%	3.33%
Preferred C	Craig Passley[4]	4,800,000	0	8.00%	8.00%
Preferred D	Star Financial Corporation	3,904,350	0	42.98%	42.98%
Preferred D	GG Mars Capital, Inc.	3,887,540	0	42.80%	42.80%
Preferred D	Craig Passley	1,043,850	0	11.49%	11.49%
Preferred E	Shaun Passley, PhD[5]	23,000,000	0	100%	100%

[1]	Out of 9,124,541 common shares,
[1]	Shaun Passley, PhD is the majority shareholder of Epazz, Inc. and together with Epazz, controls a majority of the voting securities of the Company.
[2]	Star Financial Corporation is owned by Fay Passley, a family member of Shaun Passley, PhD.
[3]	GG Mars Capital, Inc. is owned by Vivienne Passley, a family member of Shaun Passley, PhD.
[4]	Craig Passley is Shaun Passley’s sibling.
[5]	Shaun Passley, PhD disclaims beneficial ownership of any securities of the Company owned or controlled by any of his family members, whether directly or indirectly, as investment and voting power in those securities rests with those family members. None of the family members of Dr. Passley reside in the same home as Dr. Passley. In addition, Dr. Passley and his family members or companies controlled by them, directly or indirectly, do not constitute a group as defined in Section 13(d)(3) of the Exchange Act as none of them are acting together for the purposes of acquiring, holding or disposing of securities of the Company.

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

Security Ownership of Management

Below is a table that shows the relationship between Shaun Passley, PhD and Epazz, Inc., both of which are co-owners of the Ameritek Ventures stock.

	Related Party	Relationship	Transaction type	Stock as of December 31, 2025	Total dollars as of December 31, 2025
1	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Common stock ownership	315,917	–
2	Shaun Passley, PhD	Chairman of the BOD, Secretary, President, CEO, CFO, COO	Preferred C stock ownership	2,000,000	–
3	Epazz, Inc.[1]	Owner of over 95% voting stock	Preferred B stock ownership	10,000,000	–
4	Epazz, Inc.	Owner of over 95% voting stock	Common stock ownership	8,300,001	–

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set out below, since the beginning of the Company’s last two fiscal years, there have been no transactions, or currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any of the following people had or will have a direct or indirect material interest:

●	Any director or executive officer of the Company;

●	Any immediate family member of a director or executive officer of the Company; and

●	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

Stock Issuances to Officers and Directors

None.

Promoters and Certain Control Persons

None.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Bansal & Co, L.L.P., New Delhi, India.

Principal Accountant Fees & Services	2025	2024
Audit Fees	$21,600	$22,500
Audit Related Fees	12,000	10,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$33,600	$32,500

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

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2025 or 2024.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2025 or 2024.

PART IV

Item 15. Exhibit and Financial Statements Schedules.

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2025, and 2024 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERITEK VENTURES, INC.

Dated: April 14, 2026	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)