Form 10-Q
period 2026-03-31
Globaltek Ventures, Inc.
filed 2026-05-13
CIK 1530185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-54739

GlobalTek Ventures, Inc. (formerly Ameritek Ventures, Inc.)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2026, the Company had 613,226,791 outstanding shares of its common stock, par value $0.001.

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

GLOBALTEK VENTURES, INC.

(formerly known as AMERITEK VENTURES, INC.)

_______________________

Consolidated Financial Statements

Unaudited Quarterly Report

For the Three Months Ending

March 31, 2026 and December 31, 2025

CURRENT INFORMATION REGARDING

GLOBALTEK VENTURES, INC.

(formerly known as AMERITEK VENTURES, INC.)

The following information is furnished to assist with "due diligence" compliance. The information is furnished pursuant to Rule 15c2-11 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended: The items and attachments generally follow the format set forth in Rule 15c2-11.

GLOBALTEK VENTURES, INC.

(formerly known as AMERITEK VENTURES, INC.)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash	$26,883	$2,543
Accounts receivable, net	2,400	-
Total current assets	29,283	2,543
Long-term assets:
Property and equipment, net	718,836	417,313
Franchise and Development rights, net	75,998	78,375
Commitment fees (lines of credit)	-	-
Investment in securities	7,495,008	10,471,466
Patent	-	-
Product development, net	-	-
Goodwill	-	-
Total long-term assets	8,289,842	10,967,154
Total assets	$8,319,125	$10,969,697
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$521,357	$516,051
Accrued interest and expenses	722,724	700,642
Short-term debt	133,883	125,232
Short-term advance from affiliates	1,221,580	892,386
Total current liabilities	2,599,544	2,234,311
Long-term liabilities:
Security Deposit	2,401	-
Long term debts	926,788	935,065
Total long-term liabilities	929,189	935,065
Total liabilities	3,528,733	3,169,376
Stockholders' equity (deficit):
Preferred stock Series A, $0.01 par value, 10,000,000 shares authorized, 7,488,730 issued and outstanding, respectively	74,887	74,887
Preferred stock Series B, $0.01 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding, respectively	100,000	100,000
Preferred stock Series C, $0.01 par value, 60,000,000 shares authorized, 59,988,972 issued and outstanding, respectively	599,890	599,890
Preferred stock Series D, $0.01 par value, 10,000,000 shares authorized, 9,083,630 issued and outstanding, respectively	90,836	90,836
Preferred stock Series E, $0.01 par value, 23,000,000 shares authorized, 23,000,000 issued and outstanding, respectively	230,000	230,000
Common stock, $0.001 par value, 11,000,000,000 shares authorized, 9,131,485 issued and outstanding, respectively*	9,131	9,124
Additional paid in capital*	38,940,335	38,940,342
Common control Adjustment Account	(37,000,000)	(37,000,000)
Accumulated surplus	1,745,313	4,755,242
Total stockholders' equity	4,790,392	7,800,321
Total liabilities and stockholders' equity	$8,319,125	$10,969,697

*Numbers have been adjusted to reflect the 1 for 1200 reverse stock split. (Refer Note 10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

For GLOBALTEK VENTURES, INC. (formerly known as AMERITEK VENTURES, INC.)
Approved on behalf of the Board of Directors

/s/ Shaun Passley
Director
Date: May 11, 2026
Place: Chicago, Illinois, United States of America

GLOBALTEK VENTURES, INC.

(formerly known as AMERITEK VENTURES, INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended

March 31, 2026 and March 31, 2025

	For the Three Months Ending
	March 31,
	2026	2025
Revenue:	$ 5,419	$ -
General and administrative expenses:
Development and support	-	2,000
General and administrative	8,223	8,287
Depreciation and amortization	8,208	-
Impairment Loss	-	-
Stock-based compensation	-	-
Total operating expenses	16,431	10,287
Operating income/(loss)	(11,012)	(10,287)
Other income (expense):
Interest expense –debt	(22,458)	(26,992)
Gain/(loss) on fair-value changes in investments	(2,976,458	(9,022,095)
Other income	-	-
Net income (loss):	$ (3,009,928)	$ (9,059,374)
Net income (loss) per common share*:
Basic	$ (0.33)	$ (18.64)
Diluted	$ (0.33)	$ (18.64)
Weighted Average shares used in computing (Basic & Diluted)	9,131,485	486,022

For GLOBALTEK VENTURES, INC. (formerly known as AMERITEK VENTURES, INC.)
Approved on behalf of the Board of Directors

/s/ Shaun Passley
Director
Date: May 11, 2026
Place: Chicago, Illinois, United States of America

GLOBALTEK VENTURES, INC.

(formerly known as AMERITEK VENTURES, INC.)

UNAUDITED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICITAND STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2026 and December 31, 2025

	Series A	Series B	Series C	Series D	Series E	Common	Additional	Common Control	Retained	Total
	Pref Stock Amount	Pref Stock Amount	Pref Stock Amount	Pref Stock Amount	Pref Stock Amount	Stock Amount*	Paid-In Capital*	Adjustment Account	Earnings (Accumulated Surplus)	Stockholder’s Equity

Balance, December 31, 2024	$ 74,887	$ 100,000	$ 599,890	$ 90,836	$ 230,000	$ 511	$ 1,494,033	-	$ 11,139,635	$ 13,729,792
Net loss three months ended, March 31, 2025	-	-	-	-	-	-	-	-	(9,059,374)	(9,059,374)
Balance March 31, 2025	$ 74,887	$ 100,000	$ 599,890	$ 90,836	$ 230,000	$ 511	$ 1,494,033	-	2,080,261	4,670,419
Balance December 31, 2025	$ 74,887	$ 100,000	$ 599,890	$ 90,836	$ 230,000	$ 9,124	$ 38,940,342	$ (37,000,000)	$ 4,755,242	7,800,321
reverse Stock Split round up adjustment	-	-	-	-	-	7	(7)	-	-	-
Net income (loss) for the three months ended, March 31, 2026	-	-	-	-	-	-	-	-	(3,009,928)	(3,009,928)
Balance, March 31, 2026	$ 74,887	$ 100,000	$ 599,890	$ 90,836	$ 230,000	$ 9,131	$ 38,940,335	$ (37,000,000)	$ 1,745,313	$ 4,790,392

* Numbers have been adjusted to reflect the 1 for 1200 reverse stock split. (Refer Note 10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

For GLOBALTEK VENTURES, INC. (formerly known as AMERITEK VENTURES, INC.)
Approved on behalf of the Board of Directors

/s/ Shaun Passley
Director
Date: May 11, 2026
Place: Chicago, Illinois, United States of America

GLOBALTEK VENTURES, INC.

(formerly known as AMERITEK VENTURES, INC.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended

March 31, 2026 and December 31, 2025

	Three Months Ended	Three Months Ended
	March 31,	December 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$ (3,009,928)	$ (6,384,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	8,208	18,054
Amortization of LOC commitment fees	-	27,720
Impairment loss	-	2,117,676
(Gain)/loss on fair value changes in investments	2,976,458	3,582,515
Stock-based compensation	-	477,722
Other Income	-	(38,185)
Decrease (increase) in assets:
Accounts receivable	(2,400)	-
Prepaid expenses	-	-
Increase (decrease) in liabilities:
Accounts payable	5,306	37,887
Security Deposit	2,401	-
Accrued interest	22,455	103,011
Deferred revenues	-	-
Short-term advance from affiliate	329,194	574,593
Net cash flow (used in)/ provided by operating activities	331,694	516,601
Cash flows from investing activities:
Purchase of franchise and development rights	-	(82,500)
Purchase of real estate	(307,354)	(423,242)
Net cash flow (used in)/ provided by investing activities	(307,354)	(505,742)
Cash flows from financing activities:
Proceeds of short-term debt	-	-
Repayment of long-term debt	-	(8,316)
Net cash flow (used in)/provided by financing activities	-	(8,316)
Net increase (decrease) in cash	24,340	2,543
Cash – beginning of the year	2,543	-
Cash – end of the period	26,883	2,543
Supplemental cash flow information
Cash paid for interest	-	-

For GLOBALTEK VENTURES, INC. (formerly known as AMERITEK VENTURES, INC.)
Approved on behalf of the Board of Directors

/s/ Shaun Passley
Director
Date: May 11, 2026
Place: Chicago, Illinois, United States of America

1.GENERAL ORGANIZATION AND BUSINESS

The Company was organized on December 27, 2010, under the laws of the State of Nevada, as ATVROCKN. On June 20, 2017, the Company changed its corporate name to Ameritek Ventures, Inc (“Ameritek Ventures” or “Ameritek” or the “Company”).

Until October 2024 Ameritek was a software company providing various products. On October 1, 2024, Ameritek sold Ecker Capital, LLC, the holding parent company of Interactive Systems, Inc., interlinkOne, Inc. and ESM Software, Inc., to ZenaTech, Inc. On August 14, 2025, Ameritek acquired Galaxy Batteries, Inc. from Epazz, Inc. The Company's current focus is on solid-state batteries (Galaxy Batteries, Inc.), adaptive manufacturing, robotic manufacturing, aerospace services (AeroPass, Inc.), and luxury corporate housing (Chicago Real Estate Partners, LLC). The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading.

Ameritek acquired Galaxy Batteries, Inc. from Epazz, Inc., a related party, on August 14, 2025. Ameritek Ventures and Epazz, Inc have common control in Shaun Passley, PhD. The Company's strategic focus is on solid-state batteries through Galaxy Batteries, Inc., adaptive manufacturing, robotic manufacturing, and aerospace services through AeroPass, Inc. Ameritek also formed Chicago Real Estate Partners, LLC to acquire undervalued luxury condominiums and rent them as furnished units to professionals and corporate executives. The Company began purchasing condos in Chicago during the third quarter of 2025 and plans to expand into other major cities to offer corporate housing.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, the Company had cash of $26,883, current liabilities of $2,599,544, current assets of $29,283, and a working capital deficit of $2,570,261. The Company generated operating revenue of $5,419 during the three months ended March 31, 2026 and continues to rely on related-party financing and other external sources of liquidity to fund operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

Management's plans to address these conditions include obtaining additional related-party or third-party financing, generating lease income from furnished corporate housing units, and reducing operating expenditures. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities.

2.SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

Principles of consolidation

The consolidated financial statements include the accounts of Ameritek Ventures, Inc. and its wholly owned subsidiaries. There were no intercompany balances and transactions. The Company maintains a centralized accounting system in which the transactions of Ameritek Ventures, Inc. and its wholly owned subsidiaries are recorded. The consolidated entities include Chicago Real Estate Partners, LLC, and AeroPass, Inc., an Indiana Corporation opened to serve the air taxi in the Midwest region, Augumum, Inc., an Indiana Corporation, CordTell, Inc., an Indiana Corporation, DittoMask, Inc., a Wyoming Corporation, Equock, Inc, an Indiana Corporation, and WeeBeeO, Inc., an Indiana Corporation.

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

Intangible Assets and Intellectual Property

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into consideration events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. The Company has a US Patent  9217598B2 for FlexFridge, a foldable refrigerator and product development costs both were fully impaired during 2025 because, based on the Company’s current business plans, management determined that these assets are not expected to generate future economic benefits.

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

The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company's evaluation of goodwill resulted in impairment losses for the year ended December 31, 2025.

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

There was no stock-based compensation expense recognized during the period ended March 31, 2026 and March 31, 2025.

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

We had no outstanding performance obligations comprised of deferred revenue as of March 31, 2026, and March 31, 2025.

Revenue Recognition

The Company currently earns its revenue from luxury furnished rental units through Chicago Real Estate Partners, LLC on accrual basis as per revenue recognition criteria in line with ASC 842.

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

As of March 31, 2026, the Company held investments in ZenaTech, Inc. The fair value of these investments amounted to $7,495,008. During the three months ended March 31, 2026, the Company recorded a loss of $2,976,458 related to changes in the fair value of investments, which is included in the consolidated statement of operations.

As of March 31, 2026, a significant portion of the Company’s assets consisted of the investment in ZenaTech, Inc., Accordingly, the Company’s financial position and results of operations are significantly affected by changes in the market price and financial condition of that investee.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). The Company does not believe that any such pronouncements, if currently adopted, would have a material impact on its consolidated financial statements. The Company is currently evaluating the impact of recently issued accounting standards and will adopt such standards as applicable when they become effective.

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

The following schedules summarize the valuation of financial instruments at fair value in the balance sheets as of March 31, 2026 and December 31, 2025.

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3
Assets
Investment in securities	$3,625,833	$3,869,175	$-
Total assets	3,625,833	3,869,175	-
Liabilities
Short-term debt	-	-	133,883
Short-term advance from affiliate			1,221,580
Long-term debt	-	-	926,788
Total liabilities	$-	$-	$2,282,251

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3
Assets
Investment in securities	$5,066,666	$5,404,800	$-
Total assets	5,066,666	5,404,800	-
Liabilities
Short-term debt	-	-	125,232
Short-term advance from affiliate			892,386
Long-term debt	-	-	935,064
Total liabilities	$-	$-	$1,952,683

Ameritek sold Ecker Capital, LLC to ZenaTech, Inc., a related party, on October 1, 2024. As a result of this sale, Ameritek owns an investment in ZenaTech, Inc. as of December 31, 2025 and March 31, 2026, Ameritek owned:

- 1,583,333 common shares of ZenaTech stock.

- 5,000 super voting shares of ZenaTech stock and,

- 750,000 preferred shares of ZenaTech stock.

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the balance sheet periods as of March 31, 2026, and December 31, 2025. Accounts payable and accrued interest are being carried at amortized costs which are approximate to their fair values.

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the three months ended March 31, 2026 and year ended December 31, 2025.

	March 31, 2026	December 31, 2025
Furniture and fixtures	$-	$-
Computer and equipment	-	-
Software	-	-
Real Estate Investment*	730,596	423,242
Total property and equipment	730,596	423,242
Less: accumulated depreciation	(11,760)	(5,929)
Net property and equipment	$718,836	$417,313

*Through Chicago Real Estate Partners, LLC, Ameritek purchased luxury condominiums in Chicago, Illinois and intends to rent them as furnished corporate housing units. Real estate held for investment and rental operations consisted of luxury condominiums $730,596. Accumulated depreciation was $11,760 at March 31, 2026, and depreciation expense was $5,831 for the three months ended March 31, 2026.

5.ACQUISITIONS & DIVESTITURES

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

Gain on disposal and fair value changes in investment, net represents the the gain recognized upon deconsolidation of the Company’s former subsidiary in connection with the stock-for-stock exchange with Zenatech Inc., measured based on the fair value of the Zenatech shares received on the transaction date, and subsequent unrealized gains and losses arising from changes in the fair value of the Zenatech shares through the reporting dates. The ZenaTech stock is measured at fair value, with subsequent changes in fair value recognized in net income in accordance with U.S. GAAP. The transaction was with a related party, see Related Parties footnote below.

6.PRODUCT DEVELOPMENT COSTS

Product Development

Ameritek retired product development from Interactive Systems and interlink ONE during 2024 with the sale of Ecker Capital, LLC to ZenaTech, Inc.

Below we show the product development activity as of December 31, 2025.

			Accumulated	Beginning	Amortization	Total	Net
	Basis	Additions	Amortization	Book Value	12 Mo. Period End.	Amortization	Book Value
	12/31/2024	12/31/2025	12/31/2024	12/31/2024	12/31/2025	12/31/2025	12/31/2025
Ameritek	$120,000	$-	$ 16,000	$104,000	$8,000	$24,000	$96,000
Less: Impairment	–	–	–	–	–	–	$(96,000)
InterlinkONE - retired	-	-	-	-	-	-	-
Interactive Systems - retired	-	-	-	-	-	-	-
Total costs	$120,000	$-	$16,000	$104,000	$8,000	$24,000	$-

7.FRANCHISE AND DEVELOPMENT RIGHTS

On July 3, 2025, Shaun Passley entered into an Area Development Agreement with Anytime Fitness Franchisor LLC for the development of three fitness centers in Chicago, Illinois and on the same date assigned all of his rights, title, and interest in the agreement to the Company. Under the agreement, the development fee is nonrefundable, fully earned at signing, and relates to the area development rights rather than to any individual franchise agreement. Management has determined that the franchise and development rights have an estimated useful life of 10 years and, accordingly, the asset is amortized on a straight-line basis over that period. At March 31, 2026, franchise and development rights were recorded at $75,998, net of accumulated amortization of $6,502. Amortization expense for the three months ended March 31, 2026 was $2,377. The Company evaluates the asset for impairment whenever indicators of impairment are present, including failure to meet development milestones or changes in the expected future benefit from the related rights.

8.GOODWILL

The Company did not have any goodwill as of March 31, 2026 and December 31, 2025.

Goodwill activity is described in the table below, as of December 31, 2025.

2025(USD)
Beginning balance	$1,771,676
Additions	-
Disposals / retirements	-
Impairment	1,771,676
Ending balance	-

During the year ended December 31, 2025, management identified indicators of impairment, including the cessation of operations relating to software services, the Company’s transition into new business lines, and the absence of operating revenue during the year. Accordingly, the Company performed a goodwill impairment assessment in accordance with ASC 350, Intangibles — Goodwill and Other.

Based on the impairment assessment performed, management determined that the amount of goodwill carried was not fully recoverable. Accordingly, the Company recognized a goodwill impairment loss of $1,771,676 for the year ended December 31, 2025, which has been recorded in the consolidated statement of operations. After recognition of the impairment loss, the remaining goodwill balance as of December 31, 2025 amounted to $0.

During 2024, the Company sold Ecker Capital, LLC to ZenaTech, Inc. As part of that transaction, the goodwill associated with Interactive Systems, Inc. was derecognized.

9.DEBT

Debt consisted of the following as of March 31, 2026 and December 31, 2025:

Notes outstanding as of , in USD	March 31, 2026	December 31, 2025
Related-party note payable – Epazz, Inc. ($200,000 note)	200,000	200,000
Related-party note payable – Epazz, Inc. ($1,000,000 note)	564,094	564,094
Related-party note payable – Epazz, Inc. ($250,000 note)	250,000	250,000
Cloud Builder, Inc. promissory note	25,577	25,203
Advocate CPA, Inc. demand note	21,000	21,000
Gross debt obligations	1,060,671	1,060,297
Less: current portion	(133,883)	(125,232)
Long-term debt, net of current portion	926,788	935,065

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

The significant terms of debt outstanding are as follows:

Related-party note payable – Epazz, Inc. ($200,000 note)

This note bears interest at 8% per annum and matures on January 1, 2028. The outstanding principal balance was $200,000 as of March 31, 2026 and December 31, 2025. Accrued interest related to this note totaled $131,982 and $127,982 as of March 31, 2026 and December 31, 2025, respectively.

Related-party note payable – Epazz, Inc. ($1,000,000 note)

This note bears interest at 8% per annum. The outstanding principal balance was $564,094 as of March 31, 2026 and  December 31, 2025. Accrued interest related to this note totaled $204,893 and $196,528 as of March 31, 2026 and December 31, 2025, respectively. Based on the agreed repayment schedule, installment payments commenced in December 2025, and the note is expected to be fully amortized by August 2030.

Related-party note payable – Epazz, Inc. ($250,000 note)

This note bears interest at 15% per annum and matures on January 1, 2028. The outstanding principal balance was $250,000 as of March 31, 2026 and December 31, 2025. Accrued interest related to this note totaled $ 383,875 and $374,500 as of March 31, 2026 and December 31, 2025 respectively.

Cloud Builder, Inc. promissory note

The outstanding balance of this note was $25,577 as of March 31, 2026.

Advocate CPA, Inc. demand note

The Company has a $21,000 demand note payable to Advocate CPA, Inc. bearing interest at 6% per annum. The outstanding balance was $21,000 as of March 31, 2026 and December 31, 2025.

The Company followed the terms of its debt agreements as of March 31, 2026 and December 31, 2025.

10.STOCKHOLDER’S EQUITY AND CONTRIBUTED CAPITAL

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

There were 10,000,000 Preferred Stock Series A shares authorized, 7,488,730 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively.

Series B Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.01 par value Series B Preferred Stock. Series B Voting Preferred Shares are not entitled to dividends and have no liquidation rights. Holders are entitled to receive notice of shareholder meetings and to vote on shareholder matters, with each share carrying voting power equal to 10,000 votes of common stock.

There were 10,000,000 Preferred Stock Series B shares authorized, 10,000,000 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively.

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

There were 60,000,000 Preferred Stock Series C shares authorized, 59,988,972 issued and outstanding as of as of March 31, 2026, and December 31, 2025, respectively.

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

There were 10,000,000 Preferred Stock Series D shares authorized, 9,083,630 issued and outstanding as of as of March 31, 2026, and December 31, 2025, respectively.

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

There were 23,000,000 Preferred Stock Series E shares authorized, 23,000,000 issued and outstanding as of as of March 31, 2026, and December 31, 2025, respectively.

Common Stock

Ameritek had 11,000,000,000 (previous year 11,000,000,000) authorized shares of $0.001 par value Common Stock with cusip number 03078H. The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading. On March 31, 2026 there were 9,131,485 common shares of stock outstanding(after reverse stock split round up adjustment), the common stock share price closed at $9.81 per share. Ameritek effected a 1:1200 reverse stock split on January 20, 2026.

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

There were 11,000,000,000 shares of common stock authorized, 10,949,226,791 (equivalent to 9,124,451 shares post 1:1200 reverse stock split)  issued and outstanding as of December 31, 2025.

11.RELATED PARTIES

We organized the related party transactions in the table below according to ASC 850 by total as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026 and December 31, 2025, balances with related parties consisted of the following:

Related party	Nature of balance	March 31, 2026 (USD)	December 31, 2025 (USD)
Epazz, Inc.	Notes payable – principal	1,014,094	1,014,094
Epazz, Inc.	Accrued interest payable on related-party debt	720,750	699,010
Epazz, Inc.	Accounts payable	479,565	479,565
Epazz, Inc.	Short-term advance / affiliate payable / management services payable	1,216,380	890,186
ZenaTech Inc.	Short-term advance / affiliate payable	5,200	2,200

The Company had the following material related-party transactions during the three months ended March 31, 2026 and for the year ended December 31, 2025,

Related party	Nature of transaction	March 31, 2026 (USD)	December 31, 2025 (USD)
Epazz, Inc.	Interest expense on related-party debt recognized in the statement of operations	21,741	99,293
Epazz, Inc.	66,000,000 Common stock issued under management services agreement in 2025 (equivalent to 55,000 shares of common stock post 1:1200 reverse stock split)	-	86,147
Shaun Passley, PhD	300,000,000 Common stock issued under stock compensation agreement in 2025 (equivalent to 250,000 shares of common stock post 1:1200 reverse stock split)	-	391,575
Epazz Inc.	10,000,000,000 Common stock issued for transfer of Galaxy Batteries (equivalent to 8,333,334 shares of common stock post 1:1200 reverse stock split)	-	37,000,000

As of March 31, 2026 and December 31, 2025, related parties held the following equity interests in the Company:

Related party	Relationship	Security	March 2026 Number of stock*	2025 Number of stock*
Shaun Passley, PhD	Chairman of the Board, Secretary, President, CEO, CFO and COO	Common stock	315,916	315,916
Shaun Passley, PhD	Chairman of the Board, Secretary, President, CEO, CFO and COO	Series C preferred stock	2,000,000	2,000,000
Epazz, Inc.	Owner of over 90% voting stock	Common stock	8,430,000	8,430,000
Shaun Passley, PhD	Chairman of the Board, Secretary, President, CEO, CFO and COO	Series E preferred stock	23,000,000	23,000,000
Shaun Passley, PhD	Chairman of the Board, Secretary, President, CEO, CFO and COO	Series A preferred stock	7,488,730	7,488,730
Epazz, Inc.	Owner of over 90% voting stock	Series B preferred stock	10,000,000	10,000,000
GG Mars Capital, Inc.	Affiliated entity; President is Vivienne Passley, a family member of Shaun Passley, PhD	Common stock	15,087	15,087
GG Mars Capital, Inc.	Affiliated entity; President is Vivienne Passley, a family member of Shaun Passley, PhD	Series C preferred stock	22,159,336	22,159,336
Vivienne Passley	Family member of Shaun Passley, PhD	Common stock	1	1
Star Financial Corporation	Affiliated entity; President is Fay Passley, a family member of Shaun Passley, PhD	Common stock	15,089	15,089
Star Financial Corporation	Affiliated entity; President is Fay Passley, a family member of Shaun Passley, PhD	Series C preferred stock	22,236,666	22,236,666
Fay Passley	Family member of Shaun Passley, PhD	Common stock	1	1
Craig Passley	Family member of Shaun Passley, PhD	Common stock	1	1
Craig Passley	Family member of Shaun Passley, PhD	Series C preferred stock	4,800,000	4,800,000
Olga Passley	Family member of Shaun Passley, PhD	Common stock	1	1
Lloyd Passley	Family member of Shaun Passley, PhD	Common stock	1	1
Star Financial Corporation	Affiliated entity; President is Fay Passley, a family member of Shaun Passley, PhD	Series D preferred stock	3,904,350	3,904,350
Vivienne Passley	Family member of Shaun Passley, PhD	Series D preferred stock	5,000	5,000
Fay Passley	Family member of Shaun Passley, PhD	Series D preferred stock	4,900	4,900
Craig Passley	Family member of Shaun Passley, PhD	Series D preferred stock	1,043,580	1,043,580
GG Mars Capital, Inc.	Affiliated entity; President is Vivienne Passley, a family member of Shaun Passley, PhD	Series D preferred stock	3,887,540	3,887,540

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

12.BASIC & DILUTED EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31, 2026	Year Ended March 31, 2025
Net income (loss) attributable to common shareholders	(3,009,928)	(9,059,374)
Weighted average shares outstanding — Basic	9,131,485	486,022
Basic earnings (loss) per share	(0.33)	(18.64)
Weighted average shares outstanding — Diluted	9,131,485	486,022
Diluted earnings (loss) per share	(0.33)	(18.64)

The number of shares used for the calculation of basic and diluted earning per share for current year and previous year have been calculated after giving retrospective effect to the reverse stock split which resulted in the automatic conversion of every 1,200 shares of the Company’s common stock into one (1) share of common stock. (Refer Note 10)

13.CONTINGENT LIABILTIES & CAPITAL COMMITMENTS

As of March 31, 2026, the Company was involved in the following legal proceedings.

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

The Company had no capital commitments outstanding as on March 31, 2026 and December 31, 2025.

14.INCOME TAXES

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

The Company did not pay any income taxes during those years. The Company reported taxable losses on its 2025 federal income tax returns and had net operating loss carry forwards of approximately $2,840,392, respectively, as of December 31, 2025.

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

The Company’s investment in ZenaTech, Inc. includes unrealized gains recognized in the financial statements. Based on management’s assessment and the stated intent of the controlling shareholder, the realization of such unrealized gains is not expected in the foreseeable future. Accordingly, management has concluded that no deferred tax liability has been recognized with respect to such unrealized gains as of December 31, 2025. This assessment involves significant judgment, and any change in management’s intent or future disposition plans may result in recognition of deferred tax liabilities in future periods. Management believes there were no uncertain tax positions requiring recognition or disclosure as of December 31, 2025.

15.SUBSEQUENT EVENTS

On April 16, 2026 the Company changed its name from Ameritek Ventures, Inc. to GlobalTek Ventures, Inc. to better reflect its future business plans.

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

Business Overview

Until October 2024 GlobalTek (formerly Ameritek) was a software company providing various products. On October 1, 2024, the Company sold Ecker Capital, LLC, the holding parent company of Interactive Systems, Inc., interlinkOne, Inc. and ESM Software, Inc., to ZenaTech, Inc. On August 14, 2025, GlobakTek acquired Galaxy Batteries, Inc. from Epazz, Inc. The Company's current focus is on solid-state batteries (Galaxy Batteries, Inc.), adaptive manufacturing, robotic manufacturing, aerospace services (AeroPass, Inc.), and luxury corporate housing (Chicago Real Estate Partners, LLC). The Common Stock is quoted on https://www.otcmarkets.com/ under ticker symbol ATVK with limited trading.

The Company acquired Galaxy Batteries, Inc. from Epazz, Inc., a related party, on August 14, 2025. GlobalTek Ventures and Epazz, Inc have common control in Shaun Passley, PhD. The Company's strategic focus is on solid-state batteries through Galaxy Batteries, Inc., adaptive manufacturing, robotic manufacturing, and aerospace services through AeroPass, Inc. Ameritek also formed Chicago Real Estate Partners, LLC to acquire undervalued luxury condominiums and rent them as furnished units to professionals and corporate executives. GlobalTek began purchasing condos in Chicago during the third quarter of 2025 and plans to expand into other major cities to offer corporate housing.

GlobalTek entered into a selling agreement with ZenaTech, Inc., a related party, to sell 100% of Ecker Capital, LLC membership shares on October 14, 2024 with an effective date of October 1, 2024. ZenaTech’s controlling stock interest is owned by Epazz, Inc. and Shaun Passley, PhD. ZenaTech, Inc. issued members 5,000 ZenaTech Super Voting Shares 1,583,333 ZenaTech Common Shares and 750,000 ZenaTech Preferred shares (notes 5 and 11). The fair value of the ZenaTech common stock was determined based on the market price quoted on Nasdaq.

Ecker Capital, LLC was the holding parent company of Interactive Systems, Inc., interlinkOne, Inc. and ESM Software, Inc. Following the sale, the Company had no significant revenue-generating operations following 2024. In 2025, the Company acquired Galaxy Batteries, Inc. and formed Chicago Real Estate Partners, LLC to pursue its new strategic direction in solid-state batteries, manufacturing, aerospace services, and corporate housing.

GlobalTek Ventures is the parent company of the following subsidiaries: AeroPass, Inc., an Indiana Corporation opened to serve the air taxi in the Midwest region, Augumum, Inc., an Indiana Corporation, Chicago Real Estate Partners, LLC, an Illinois Limited Liability Company, CordTell, Inc., an Indiana Corporation, DittoMask, Inc., a Wyoming Corporation, Equock, Inc, an Indiana Corporation, and WeeBeeO, Inc., an Indiana Corporation.

On April 16, 2026 the Company changed its name from Ameritek Ventures, Inc. to GlobalTek Ventures, Inc. to better reflect its future business plans.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, the Company had cash of $26,883, current liabilities of $2,584,141, current assets of $26,883, and a working capital deficit of $2,557,258. The Company generated operating revenue of $2,400 during the three months ended March 31, 2026 and continues to rely on related-party financing and other external sources of liquidity to fund operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

Management's plans to address these conditions include obtaining additional related-party or third-party financing, generating lease income from furnished corporate housing units, and reducing operating expenditures. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities.

Business Strategy

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three months ended March 31, 2026.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included herein for the three months ended March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended March 31, 2026, and 2025

GlobalTek had no revenue during three months ended March 31, 2026, or 2025, respectively. The Company had one major events during this quarter, it purchased one real estate properties to use them as rentals and it purchased Galaxy Batteries, Inc. from Epazz, Inc., a related party. Epazz, Inc. is owned by Shaun Passley, PhD, the CEO of Ameritek.

GlobalTek had some general and administrative expenses and they relate to rent expense and maintenance.

The Company incurred an unrealized gain on investment in ZenaTech, Inc, a related party, of about $3 million during the first quarter of 2026 as compared to $9 million recorded during the first quarter of 2026, due to currency valuations. The voting stock of ZenaTech, Inc. is controlled by Shaun Passley, PhD, the President and CEO of GlobalTek.

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

		Three Months Ended
		March 31,
	Change ($)	2026	2025
Cash flow (used in) provided by operating activities	$(184,907)	$331,694	$516,601
Cash flow (used in) provided by investing activities	$216,812	$(288,930)	$(505,742)
Cash flow (used in) provided by financing activities	$8,316	$–	$(8,316)

Operating activities

The cash outflows do not compare directly since GlobalTek had two different businesses during the first three months of 2026, when it is branching into the real estate industry, and the similar 2025 period, when it operated in the software industry. The Company purchased one real estate property to use them as rentals and during the first three quarters of 2026. GlobalTek's operations were affected by the unrealized gain on the ZenaTech investment of almost $2 million.

Investing Activities

GlobalTek invested by purchasing a condominium for $288,930 during the three months ending March 31, 2026, as compared to the purchase of two condominiums during 2025.

Financing Activities

GlobalTek paid $8,316 as repayment of long-term debt during the three months ended March 31, 2026. There were two cash outflows during the first three months of 2025, one for franchise fees of $82,500 and one for $423,242 for the purchase of real estate.

Cash and Cash Equivalents

The Company had $26,883 in cash as of March 31, 2026, as compared with $2,543 as of December 31, 2025, an increase of $24,340.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

Management did not contemplate any accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows during the three months ended March 31, 2025, or for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026 and for the year ended December 31, 2025, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

GLOBALTEK VENTURES, INC.

Dated: May 13, 2026	By:	/s/ Shaun Passley
Shaun Passley, PhD
Chief Executive Officer, CFO, Chairman